Form 10-Q
period 1999-06-30
MUSICMAKER COM INC
filed 1999-08-23
CIK 1079786

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                      ----------------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                         Commission File No. 000-26585


                             MUSICMAKER.COM, INC.
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                     54-1811721
------------------------------              ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation)

1831 Wiehle Avenue, Suite 128, Reston, VA                     20190
-----------------------------------------   ------------------------------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's telephone number, including area code: (703) 904-4110

--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                          Yes [_]         No  [X]

As of August 20, 1999, 30,632,517 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I...............................................................................     1

ITEM 1    FINANCIAL STATEMENTS.......................................................     1
ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................     9
ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK..........................................................    15

PART II..............................................................................    17

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS..................................    17
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................    17
ITEM 5    OTHER INFORMATION .........................................................    17
ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...........................................    18

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

         The consolidated financial statements for the six months ended June 30, 1999 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Registration Statement filed on Form S-1 and dated July 7, 1999 for the years ended December 31, 1998 and 1997 and the three months ended March 31, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods.

                              musicmaker.com, Inc

                          CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,            December 31,
                                                                                                1999                  1998
                                              ASSETS                                         (unaudited)
                                                                                         --------------------  --------------------
Current assets:
      Cash and cash equivalents                                                                $     975,569         $     972,954
      Accounts receivable                                                                             52,687                17,510
      Related party accounts receivable                                                               81,519                81,519
      Prepaid expenses and other current assets                                                      227,985                25,395
                                                                                         --------------------  --------------------
          Total current assets                                                                     1,337,760             1,097,378
Property and equipment, net                                                                          685,222               360,709
Capitalized IPO fees                                                                               1,156,502                   ---
Investments                                                                                          750,000               750,000
Intangibles, net                                                                                  86,141,852               967,395
Other assets                                                                                          58,481                58,481
                                                                                         ====================  ====================
          Total assets                                                                         $  90,129,817         $   3,233,963
                                                                                         ====================  ====================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                            (DEFICIT)
Current liabilities:
      Accounts payable                                                                         $   1,824,714         $     455,095
      Accrued expenses                                                                                70,360               261,974
      Accrued compensation payable to related parties                                                635,213               625,219
      Current portion of long-term obligations                                                        42,857                42,857
      Other current liabilities                                                                    1,250,000                   ---
                                                                                         --------------------  --------------------
          Total current liabilities                                                                3,823,144             1,385,145
Long-term obligations                                                                                171,429               214,286
Convertible notes payable                                                                          2,000,000               512,500
Commitments
Mandatory redeemable convertible preferred stock, $0.01 par value 5,959,509 shares authorized:
          Series A convertible preferred stock, 1,059,089
            shares designated, issued and outstanding                                              1,108,894             1,026,682
          Series B convertible preferred stock, 2,017,317
            shares designated, 849,640 issued and outstanding                                      1,750,100             1,750,100
          Series C convertible preferred stock, 530,256
            shares designated, no shares issued and outstanding                                          ---                   ---
Stockholders' equity (deficit):
      Common stock, $0.01 par value, 100,000,000
          shares authorized; 22,067,773 and 6,309,493
           shares issued and outstanding                                                             220,677                63,095
      Additional paid-in capital                                                                  92,993,289             4,739,658
      Warrants                                                                                       779,059               779,059
      Accumulated deficit                                                                        (12,716,775)           (7,236,562)
                                                                                         --------------------  --------------------
          Total stockholders' equity (deficit)                                                    81,276,250            (1,654,750)
                                                                                         --------------------  --------------------
          Total liabilities and stockholders' equity (deficit)                                 $  90,129,817         $   3,233,963
                                                                                         ====================  ====================

        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Three months ended               Six months ended
                                                  June 30,                        June 30,
                                             1999           1998             1999           1998
                                        ------------------------------  ------------------------------
Net sales                                 $     47,671    $    10,699      $    67,831    $    33,115
Cost of sales                                 (166,867)      (110,316)        (630,150)      (343,115)
                                        ------------------------------  ------------------------------
Gross profit                                  (119,196)       (99,617)        (562,319)      (310,000)
                                        ------------------------------  ------------------------------
Operating expenses:
    Sales and marketing                        875,679        273,573        1,135,529        671,302
    Operating and development                  398,384        212,152          651,639        415,796
    General and administrative               2,172,887        247,375        2,997,517        681,644
                                        ------------------------------  ------------------------------
                                             3,446,950        733,100        4,784,685      1,768,742
                                        ------------------------------  ------------------------------
Loss from operations                        (3,566,146)      (832,717)      (5,347,004)    (2,078,742)
Other income (expense):
    Interest income                             11,385          2,502           27,924          7,752
    Interest expense                           (38,514)           ---          (78,920)           ---
                                        ------------------------------  ------------------------------
                                               (27,129)         2,502          (50,996)         7,752
                                        ------------------------------  ------------------------------
Net loss                                    (3,593,275)      (830,215)      (5,398,000)    (2,070,990)
Accretion of Series A
    preferred stock warrants                   (41,106)       (21,941)         (82,212)       (34,215)
                                        ------------------------------  ------------------------------

Net loss available to common
    stockholders                          $ (3,634,381)   $  (852,156)     $(5,480,212)   $(2,105,205)
                                        ==============================  ==============================

Basic and diluted net loss per
      common share (Note 4)               $      (0.34)   $     (0.18)     $     (0.63)   $     (0.44)
                                        ==============================  ==============================

Weighted average shares
      outstanding                           10,605,305      4,790,460        8,695,412      4,790,460
                                        ==============================  ==============================

        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Six months ended
                                                                                                      June 30,
                                                                                             1999               1998
                                                                                             ----               ----
Operating activities
    Net loss                                                                               $ (5,398,000)     $ (2,070,990)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation                                                                              114,000            53,779
      Amortization                                                                            1,625,028               ---
      Services received in exchange for stock and
        warrants                                                                                669,240           325,290
      Changes in operating assets and liabilities:
         Accounts receivable                                                                    (35,177)              ---
         Prepaid expenses and other current assets                                             (202,590)          (50,723)
         Capitalized IPO fees                                                                (1,156,502)              ---
         Other assets                                                                               ---           (63,891)
         Accounts payable                                                                     1,369,619          (157,651)
         Accrued expenses                                                                      (191,615)          120,174
         Accrued compensation payable to related parties                                          9,994          (133,555)
         Other current liabilities                                                            1,250,000               ---
         Long-term obligation                                                                   (42,857)              ---
                                                                                        ----------------   ---------------
              Net cash used in operating activities                                          (1,988,860)       (1,977,567)
                                                                                        ----------------   ---------------

Investing activities
    Purchases of property and equipment                                                        (438,513)         (197,015)
                                                                                        ----------------   ---------------
              Net cash used in investing activities                                            (438,513)         (197,015)
                                                                                        ----------------   ---------------

Financing activities
    Proceeds from issuance of convertible notes payable                                       1,487,500              ----
    Payment of fees on convertible notes payable                                               (173,875)             ----
    Issuance of convertible preferred stock                                                        ----         1,533,816
    Issuance of common stock                                                                  1,116,363              ----
                                                                                        ----------------   ---------------
                Net cash provided by financing activities                                     2,429,988         1,533,816
                                                                                        ----------------   ---------------
    Net increase (decrease) in cash and cash equivalents                                          2,615          (640,766)
    Cash and cash equivalents at beginning of period                                            972,954         1,401,982
                                                                                        ----------------   ---------------
    Cash and cash equivalents at end of period                                             $    975,569      $    761,216
                                                                                        ----------------   ---------------

Non-cash investing and financing activities
    Common stock issued for licensing agreement                                            $ 86,625,610      $       ----
                                                                                        ================   ===============
    Conversion of accrued compensation to preferred stock                                  $       ----      $    166,667
                                                                                        ================   ===============
    Issuance and modification of warrants                                                  $       ----      $    584,937
                                                                                        ================   ===============

        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1. - The Company and Summary of Significant Accounting Policies


The Company

Musicmaker.com, Inc. (formerly The Music Connection Corporation) (the "Company") was incorporated in Delaware on April 23, 1996. The Company is an e-commerce provider of customized music CD compilations on the Internet. The Company's website, "www.musicmaker.com," as well as mail-order promotions, allow customers to order custom compiled music CDs. Customers can also digitally download songs from the Company's online library directly to their personal computers.

Basis of Presentation

The financial statements as of June 30, 1999 and 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 and the prospectus contained therein as filed with the SEC on July 7, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CD Kit. As of December 31, 1998, CD Kit was inactive with no remaining assets or liabilities. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

Net sales are recognized at the time merchandise is shipped to customers for custom CDs and upon execution of orders for digitally downloaded songs.

Note 2. -- Convertible Notes Payable and Long-term Obligations

On July 1, 1998, the Company entered into a mutual coexistence agreement with Music Maker Relief Foundation, Inc. ("Music Maker Relief Foundation"), an unaffiliated not-for-profit corporation that owns the trademark MUSICMAKER and the Internet domain name MUSICMAKER.ORG. In consideration of avoiding any possible conflict regarding names, marks, goods and services, the Company agreed to pay $300,000 to Music Maker Relief Foundation. The Company paid $42,857 upon signing of the agreement and has a remaining obligation of $214,286 ($42,857 on April 15th of each of the years 1999 through and including 2004). The Company expensed $300,000 upon signing of the agreement.

In October 1998, the Company initiated an offering for 8% convertible secured subordinate promissory notes which are convertible at any time at the election of the holder and are mandatorily convertible upon the closing of an initial public offering with gross proceeds of $5,000,000 or more or upon certain mergers and consolidations of the Company subject to certain requirements. The conversion price is $2.06 per share of common stock, subject to certain adjustments. The convertible notes payable are secured by a lien on the assets of the Company pursuant to a security agreement and the principal and accrued interest are due on December 31, 2000. As of June 30, 1999, the Company had convertible notes payable of $2,000,000.

On February 12, 1999, the Company signed a loan and security agreement with a financial institution for a credit facility of up to $250,000 in a revolving line of credit ("line of credit") for equipment and software purchases and general working capital and up to $100,000 in a cash secured letter of credit. The credit facility matures six months from the date of the loan unless $5,000,000 in new equity has been raised prior to maturity. In that case, the portion of the credit facility used for equipment and software purchases will automatically convert to a 24-month term loan. If the term of the credit facility is extended, the financial institution will have the right to purchase warrants equal to 4% of the commitment amount. As of June 30, 1999, $250,000 was outstanding against the line of credit and $100,000 was outstanding secured by a certificate of deposit

On June 23, 1999, the Company issued a demand promissory note to Rho Management Trust I for financing in the principal amount of $1,000,000 bearing interest at 12% and maturing on January 1, 2000. The promissory note states that if the Company has not consummated an initial public offering by September 30, 1999, the interest payable on the note increases to 14%. The Company is required to repay the note from the proceeds of an initial public offering.

Note 3. -- Issuance of Stock and Related Events

On April 8, 1999, the Company issued a warrant to purchase 242,077 shares of common stock at $1.98 per share to a consultant for services rendered. The Company recorded an expense of $464,415 related to the issuance of this warrant.

On June 8, 1999, the Board of Directors approved an increase in the aggregate number of shares of common stock for which options may be granted under the Company's Stock Option Plan up to 4.2 million. Also on June 8, 1999, the stockholders authorized the Company's Amended and Restated Certificate of Incorporation, which increased the Company's total number of authorized shares of common stock to 100 million shares.

On June 8, 1999, the Company executed a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, Inc. ("EMI") whereby EMI agreed to make certain of its content available to the Company, in EMI's sole discretion, in exchange for 50% of the Company's common stock, calculated on a fully diluted basis on the effective date of the transaction. Under this agreement, the Company will make royalty payments in connection with the inclusion of music content provided by EMI in the Company's library of content available for custom CDs. In exchange for the Company's rights under the license agreement, the Company issued 15,170,860 shares of common stock valued at $86,625,610, estimating the fair value of the Company's common stock at $5.71 per share. The Company is amortizing the intangible asset on a straight-line basis over the five-year period of the license agreement. This license fee will be written off as a non-cash charge of approximately $17,300,000 in each year over the next five years.

On June 8, 1999, the Board of Directors approved a 2.33-for-one stock split of the Company's common stock, which was effective on June 14, 1999. All references in the accompanying financial statements to the number of shares of common stock and per-share amounts have been restated to reflect the split. Additionally, all references in the accompanying financial statements to the number of shares of preferred stock and per-share amounts have been restated to reflect the split in accordance with the Company's Restated Articles of Incorporation.

Note 4. - Net Loss Per Share

                                               Three months ended               Six months ended
                                                    June 30,                        June 30,
                                               1999           1998             1999           1998
                                        ------------------------------  ------------------------------
Numerator:

    Net loss                                (3,593,275)      (830,215)      (5,398,000)    (2,070,990)
    Less: Accretion of Series A
      Preferred stock warrants                 (41,106)       (21,941)         (82,212)       (34,215)
                                        ------------------------------  ------------------------------

    Net loss available to common
     stockholders                         $ (3,634,381)    $ (852,156)     $(5,480,212)   $(2,105,205)
                                        ==============================  ==============================

Denominator                                 10,605,305      4,790,460        8,695,412      4,790,460
                                        ==============================  ==============================

Basic and diluted net loss per
    share                                 $      (0.34)    $    (0.18)     $     (0.63)   $     (0.44)
                                        ==============================  ==============================


Note 5. -- Subsequent Events

Initial Public Offering

On July 7, 1999, the Company consummated an initial public offering of its common stock (the "IPO"). The Company sold 8,400,000 shares (including 3,072,197 shares of one of its stockholders) of its common stock, par value $0.01, at a public offering price of $14.00 per share. After deducting the underwriters' discounts and other offering expenses, the net proceeds to the Company were approximately $66,800,000. On July 30, 1999, the underwriters exercised their overallotment option for the purchase of an additional 360,000 shares of Common Stock. After deducting underwriter's discounts and other offering expenses, the net proceeds to the Company were approximately $4,600,000.

     The Company intends to use the net proceeds from its initial public offering to pay advances in connection with acquiring additional music content from record labels. The Company also anticipates using net proceeds to expand advertising, marketing and promotional efforts with existing and future strategic marketing partners. Net proceeds may be used to support promotional inserts in direct mailings to Columbia House and Audio Book Club members, website advertising and seasonal product promotions. The Company intends to use net proceeds to maintain, back-up, and upgrade the technological systems which support our operations. Although the Company does not have any current plans to acquire any businesses, a portion of the net proceeds of the offering may be used for these purposes. The Company used a portion of the net proceeds in July 1999 to repay a 12% loan from Rho Management Trust I in the principal amount of $1,000,000 plus interest of $8,661. The Company has not yet determined the amount of net proceeds to specifically allocate to each of the foregoing purposes. Pending use, the net proceeds of this offering in bank certificates of deposit and other fully insured investment grade interest bearing securities will be invested.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Note Regarding Forward-Looking Information

          Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's limited operating history, its license agreement with EMI Recorded Music, general economic and business conditions with respect to the Internet and online commerce, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Registration Statement on Form S-1 and the Prospectus contained therein dated July 7, 1999.

           Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

          The following discussion should be read in conjunction with the financial statements contained in Item 1 of Part I of this Form 10-Q.

Overview

     Musicmaker.com, Inc. (the "Company") was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with leading online and offline music marketers including Columbia House and TransWorld Entertainment. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music. The Company was granted a five year exclusive worldwide license to include the music content that EMI makes available for use in our online sales of custom CDs. The new relationship with EMI gives the Company the potential for access to tracks from EMI artists and the extensive music catalog of a major record company. In connection with our license agreement with EMI, we will amortize approximately $17,300,000 in each of the next five years.

     The Company's net sales are primarily derived from custom CDs offered over the Internet and through advertising campaigns and individual songs downloaded directly from the Company's website. Net sales are net of sales discounts and include shipping and handling charges. Customer accounts are settled by directly charging a customer's credit card or by offering credit to customers that have previous payment history with musicmaker.com. Accordingly, we will be required to manage the associated risks of accounts receivable, expansion and collection. To date, we have not extended a material amount of customer credit. Net sales are recognized upon shipment of the CD from the Company's production site in Reston, Virginia. For digitally downloaded songs, net sales are recognized upon execution of the order.

     The Company has an extremely limited operating history upon which to base an evaluation of its business and prospects. The Company has yet to achieve significant net sales and its ability to generate significant net sales in the future is uncertain. Further, in view of the rapidly evolving nature of the Company's business and its very limited operating history, the Company has little experience forecasting net sales. Therefore, the Company believes that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

     To date, the Company has incurred substantial costs to create, introduce and enhance its services, to acquire content, to build brand awareness and to grow its business. As a result, the Company has incurred operating losses since Inception. In addition, the Company expects significantly increased operating expenses in connection with an increase in the size of its staff, expansion of its marketing efforts, and an increase in its research and development efforts to assist in the Company's planned growth. To the extent that increases in operating expenses precede or are not followed by increased net sales, the Company's business, financial condition and results of operations will be materially adversely affected.

     The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early years, particularly companies in new and rapidly evolving markets such as electronic commerce. In addition, the Company's net sales depend substantially upon the level of activity on its website, the amount and quality of content provided under its EMI license agreement and the success of its Columbia House print promotions. Although the Company has experienced growth in its operations, there can be no assurance that the Company's net sales will continue at its current level or rate of growth.

Results of Operations

          The following table reflects items in the Statements of Operations as dollar amounts and as percentages of net sales.

                                                 Three months ended                              Six months ended
                                                      June 30,                                       June 30,
                                    ---------------------------------------------  ----------------------------------------------
                                             1999                  1998                     1999                   1998
                                    ---------------------------------------------  ----------------------------------------------
                                                 Percentage           Percentage               Percentage             Percentage
                                                  of Total            of Total                 of Total               of Total
                                      Amount      Revenue    Amount    Revenue       Amount     Revenue     Amount     Revenue
                                    ---------------------------------------------  --------------------------------------------
Net sales                           $    47,671     100.0%  $  10,699     100.0%   $    67,831     100.0% $    33,115     100.0%
Cost of sales                          (166,867)   -350.0%   (110,316)  -1031.1%      (630,150)   -929.0%    (343,115)  -1036.1%
                                    -------------------------------------------    --------------------------------------------
Gross profit                           (119,196)   -250.0%    (99,617)   -931.1%      (562,319)   -829.0%    (310,000)   -936.1%
                                    -------------------------------------------    --------------------------------------------
Operating expenses:
    Sales and marketing                 875,679    1836.9%    273,573    2557.0%     1,135,529    1674.1%     671,302    2027.2%
    Operating and development           398,384     835.7%    212,152    1982.9%       651,639     960.7%     415,796    1255.6%
    General and administrative        2,172,887    4558.1%    247,375    2312.1%     2,997,517    4419.1%     681,644    2058.4%
                                    -------------------------------------------    --------------------------------------------
                                      3,446,950    7230.7%    733,100    6852.0%     4,784,685    7053.8%   1,768,742    5341.2%
                                    -------------------------------------------    --------------------------------------------
Loss form operations                 (3,566,146)             (832,717)              (5,347,004)            (2,078,742)
Other income (expense):
    Interest income                      11,385      23.9%      2,502      23.4%        27,924      41.2%       7,752      23.4%
    Interest expense                    (38,514)    -80.8%        ---       N/N        (78,920)   -116.3%         ---       N/N
                                    -------------------------------------------    --------------------------------------------
                                        (27,129)    -56.9%      2,502      23.4%       (50,996)    -75.2%       7,752      23.4%
                                    -------------------------------------------    --------------------------------------------
Net loss                             (3,593,275)  -7537.7%   (830,215)  -7759.7%    (5,398,000)  -7958.0%  (2,070,990)  -6253.9%
Accretion of Series A
    preferred stock warrants            (41,106)    -86.2%    (21,941)   -205.1%       (82,212)   -121.2%     (34,215)   -103.3%
                                    -------------------------------------------    --------------------------------------------

Net loss available to common
    stockholders                    $(3,634,381)  -7623.9%  $(852,156)  -7964.8%   $(5,480,212)  -8079.2% $(2,105,205)  -6357.3%
                                    ===========================================    ============================================


     Net Sales. Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased 345.6% and 104.8%, to $47,671 and $67,831, for the three and six months ended June 30, 1999 compared to $10,699 and $33,115 for the three and six months ended June 30, 1998, respectively. The growth of net sales resulted from a significant increase in the number of units sold due to further development of our customer base, repeat purchases from the Company's existing customers, the expansion of our music library and the implementation of our print promotion with Columbia House and other strategic partners which provided heavier Internet traffic and access to additional customer bases.

     Cost of Sales. Cost of sales principally consist of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Production costs include jewel cases, CD trays and CD inserts. The Company expects that its cost of sales will increase significantly as it enters into additional licensing agreements to further expand and develop its music library. Cost of sales increased 51.3% and 83.7% to $166,867 and $630,150 for the three and six months ended June 30, 1999 compared to $110,316 and $343,115 for the three and six months ended June 30, 1998. Cost of sales consist primarily of royalty advances that were paid upon signing of royalty agreements with independent music labels of $155,029 and $613,848 for the three and six months ended June 30, 1999 compared to $98,527 and $324,388 for the three and six months ended June 30, 1998.

     Operating and Development Expenses. Operating and development expenses increased 87.8% and 56.7% to $398,384 and $651,639 for the three and six months ended June 30, 1999 compared to $212,152 and $415,796 for the three and six months ended June 30, 1998. The increase was attributable to increased spending on website maintenance and equipment expense, increased staffing and associated costs related to enhancing the features and functionality of the Company's website and computer systems. Operating and development expenses are expected to increase in future periods as a result of anticipated personnel additions and additional equipment and maintenance expenses associated with the expansion of the Company's technical operations.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and promotional expenditures, and consulting and payroll and related expenses. The Company expenses all advertising costs as incurred. Sales and marketing expenses increased 220.1% and 69.2% to $875,679 and $1,135,529 for the three and six months ended June 30, 1999, respectively, compared to $273,573 and $671,302 for the three and six months ended June 30 1998, respectively. The increase is primarily attributable to consulting expenses associated with the issuance of warrants in April 1999 for services rendered for which the Company recorded an expense of approximately $465,000. Sales and marketing expenses are expected to increase in the near term, due to the commencement of advertising in connection with the Columbia House print promotions, online promotions, and radio and third party advertising services. The Company expects sales and marketing expenses to increase significantly as it endeavors to increase its customer base, drive traffic to its website and enhance brand name awareness. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will not continue to represent an increasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be give that the Company will achieve increased net sales or that sales and marketing expense will not increase as a percentage of net sales.

     General and Administrative Expenses. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for officers, accounting and administrative personnel, as well as other expenses associated with corporate functions, the amortization of intangibles and other general and corporate expenses. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants, one of the Company's shareholders and to Columbia House. General and administrative expenses increased 778.4% and 339.8% to $2,172,887 and $2,997,517 for the three and six months ended June 30, 1999, compared to $247,375 and $681,644 for the three and six months ended June 30, 1998. The increase in general and administrative expenses was primarily due to amortization of intangibles, an increase in legal and professional fees, increases in consulting expenses, as well as the increased administrative costs associated with preparation of the Company's initial public offering.

     Net Loss. The Company's net loss was $3,634,381 and $5,480,212 for the three and six months ended June 30, 1999, compared to $852,156 and $2,105,205 for the three and six months ended June 30, 1998.

     Interest Expense/Income. Interest income was $11,385 and $27,924 for the three and six months ended June 30, 1999 compared to $2,502 and $7,752 for the three and six months ended

June 30, 1998. Interest expense for the three and six months ended June 30, 1999 was $38,514 and $78,920, respectively, compared to no interest expense for the three and six months ended June 30, 1998. The interest expense for the three and six months ended June 30, 1999 is attributable to the interest associated with the outstanding convertible notes.

Liquidity and Capital Resources

     Net cash used in operating activities was $1,988,860 for the six months ended June 30, 1999 compared to $1,977,567 for the six months ended June 30, 1998. Net operating cash flows were primarily attributable to quarterly net losses, capitalized IPO fees and an increase in accounts payable, offset by non-cash charges for depreciation and amortization, and warrants issued in exchange for services and an increase in other current liabilities.

     Cash used in investing activities was $438,513 for the six months ended June 30, 1999 and $197,015 for the six months ended June 30, 1998. In both periods the cash used in investing activities was primarily for the purchase of property and equipment, including computer equipment and software, leasehold improvements, and furniture and other office equipment.

     Net cash provided by financing activities was $2,429,988 for the six months ended June 30, 1999 compared to $1,533,816 for the six months ended June 30, 1998. Net cash provided by financing activities, for the six months ended June 30, 1999 was primarily through the issuance of 8% convertible notes for $1,487,500, net of fees of $173,875, and the issuance of common stock for $1,213,250, net of fees of $96,887. Net cash provided by financing activities, for the six months ended June 30, 1998 was primarily through the issuance of convertible preferred stock of $1,533,816.

     On January 8, 1999, the Company signed a lease line agreement which provides leasing for computer and related equipment as well as CD fabrication equipment up to $200,000 between the signing of the agreement and June 8, 1999. Any equipment leased under this agreement will have a 24 month lease term, and at the end of the lease term the Company will either be obligated to buy the equipment at 10% of the original equipment cost or extend the lease term for an additional 24 months. Borrowings under this lease line agreement require payments due in advance with a monthly rental factor of .0498 for months one through 24. The actual monthly rental will be determined by multiplying the cost of the equipment by the applicable monthly rental factor, plus any monthly maintenance charges. The Company will provide the lessor with a first security interest in the equipment leased under this agreement for the duration of the term of the lease. The Company also signed the first lease under this agreement which will have a monthly rental payment of $8,261. As part of the lease line agreement, the Company issued a warrant to purchase 14,524 shares of its common stock at $2.06 per share which expires on January 8, 2009. The Company recorded an expense of $16,021 related to the issuance of the warrant.

     On February 12, 1999, the Company signed a loan and security agreement with a financial institution for a credit facility of up to $250,000 in a revolving line of credit for equipment and software purchases and general working capital and up to $100,000 in a cash secured letter of credit, all of which has been borrowed. Borrowings under this line of credit bear interest at Imperial Bank's prime rate of interest plus 2%. The line of credit is secured by a blanket security interest on all of our assets including general intangibles, but excluding previously leased equipment. The line has financial covenants, including minimum net worth and liquidity ratios. At June 30,

1999, we have $250,000 outstanding under this line of credit. Interest on any balance outstanding is payable monthly with principal and all accrued interest due six months from the date of the loan. In the event that costs of equipment and software purchased under the line are converted into a term loan, equal payments of principal and interest will be due monthly for 24 months, starting on the first month following the initial six month maturity. The initial six month period runs from March 12, 1999. The credit facility will automatically convert to a 24 month term loan after September 11, 1999, if $5,000,000 in new equity is raised prior to that date. If the term of the credit facility is extended, Imperial Bank will have the right to purchase warrants equal to 4% of the commitment amount.

     On April 8, 1999, the Company issued a warrant to purchase 242,077 shares of common stock at $1.98 per share to a consultant for services rendered. The Company recorded an expense of $464,415 related to the issuance of this warrant.

     On June 8, 1999, the Company entered into a license agreement with EMI. Under this agreement, the Company issued 15,170,860 shares of common stock valued at our estimate of the fair market value of our common stock of $5.71 per share in exchange for a five-year license which provides us with exclusive rights to use the content they make available for online sales of custom CDs. The license fee of $86,625,610 will be written off as a non-cash charge of approximately $17,300,000 in each year over the next five years, the term of the license. In addition, the Company will make royalty payments to EMI for sales of custom CDs that include EMI's content.

     In June 1999, the Company issued a demand promissory note to Rho Management Trust I for financing in the principal amount of $1,000,000 bearing interest at 12% and maturing on January 1, 2000. The Company repaid the note and interest due thereon from the proceeds of its initial public offering.

     The Company anticipates that it will have negative cash flows for the foreseeable future. It is estimated that the Company will need to provide for items such as computer storage, production equipment, distribution equipment, hardware and software for computer systems, and furniture and fixtures. The Company expects to fund its purchase of necessary capital equipment with its working capital and the proceeds from its initial public offering.

     At June 30, 1999, the Company had $975,569 in cash and cash equivalents compared to $972,954 for June 30, 1998. The Company believes that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, although it may seek to raise additional capital during that period. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that any additional financing will not dilute shares held by musicmaker.com's stockholders.

Year 2000 System Costs

     Computer systems, software packages and microprocessor dependent equipment may cease to function or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

     The Company may realize exposure and risk if the systems it relies upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, products purchased from third parties and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse effects of the year 2000 problem, musicmaker.com established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of:

     . identifying our internal information and non-information technology systems that are not year 2000 compliant,
     . determining their significance in the effective operation of the Company, and
     .    developing plans to resolve the issues where necessary.

     The Company has been communicating with its suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date indicate that steps are currently being taken to address this concern. However, if those third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company's operations. For example, the Company relies on credit card companies to collect the majority of its revenues. Failure of these credit card vendors or other third party equipment or software to properly process dates for the year 2000 and thereafter could result in unanticipated expenses or losses of revenues. Moreover, the Company's business is heavily dependent upon the continued successful operation of the Internet and any interruption or degradation of Internet operations due to year 2000 problems could materially harm the Company's business.

     After initial review of the Company's principal transaction processing software through which nearly all of the Company's business is transacted, management does not anticipate any material adverse operational issues to arise as a result of the year 2000. Based on current estimates, management expects that the Company's future costs in connection with its year 2000 compliance project will not exceed $10,000; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of phase one of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create a contingency plan. Upon completion of our review, if systems material to the Company's operations have not been made year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on musicmaker.com's business, financial condition and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Foreign Currency Risk

     Currently the majority of the Company's sales and expenses are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 1999, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.

                                    PART II

                               OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

          On July 6, 1999 the Company's Registration Statement on Form S-1 (333-72685) pertaining to its initial public offering of 8,400,000 shares of the Company's common stock, par value $0.01, was declared effective by the Securities and Exchange Commission.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

          The Company submitted a written consent of the stockholders of musicmaker.com, Inc. for approval by at least a majority of all of the stockholders of the Company, which consent was signed by a majority of the stockholders as of June 9, 1999. The following is a brief description of the two matters submitted to the stockholders for their approval and the number of votes cast for and the number of votes abstained with respect to these matters:

(a) The stockholders approved the proposed amendment to the Certificate of Incorporation to effect a split of the Company's Common Stock and to increase the number of authorized shares of Common Stock. All numbers below reflect the one-for-3.85 reverse stock split effected on April 8, 1999, but do not reflect the 2.33-for-one stock split effected on June 14, 1999:

Common and Preferred Stock voted for:     8,780,477
Common and Preferred Stock abstaining:    1,509,879

(b) The stockholders approved the increase in authorized shares available for issuance under the Company's stock option plan. All numbers below reflect the one-for-3.85 reverse stock split effected on April 8, 1999, but do not reflect the 2.33-for-one stock split effected on June 14, 1999:

Common and Preferred Stock voted for:     8,780,477
Common and Preferred Stock abstaining:    1,509,879

          The Company submitted the same matters to the preferred stockholders of the Company separately by written consent of the stockholders of preferred stock of musicmaker.com, Inc. for approval by the preferred stockholders in accordance with a certain Securities Purchase Agreement dated December 7, 1997. The written consent of the stockholders of preferred stock of musicmaker.com, Inc. was signed by all of the preferred stockholders as of June 9, 1999, resulting in 819,199 votes for the proposal and no votes abstaining. The outstanding preferred stock automatically converted into Common Stock as of the completion of the IPO.

ITEM 5 - OTHER INFORMATION
--------------------------

          On July 25, 1999, the Company entered into a letter of intent with Tunes.com, Inc. to form a strategic marketing and e-commerce relationship. Tunes.com is a Web-based provider of music and music related content through its online network. The letter of intent provides that musicmaker.com will be the exclusive provider of custom CD compilations to the Tunes.com

Web sites and will have the non-exclusive right to sell music recordings which may be downloaded from the Tunes.com Web sites. In exchange for these rights, musicmaker.com will purchase advertising on the Tunes.com Web sites in the amount of $1.0 million each year for a period of five years. In addition, the Company will pay a sales commission on all sales of musicmaker.com CDs and downloads of recorded music purchased from the Tunes.com Web sites. This marketing agreement will have an initial term of five years. Under the letter of intent, Tunes.com will also exchange 357,143 shares of its common stock, with an estimated value of $5.0 million based on its assumed initial public offering price of $14.00 per share for common stock of musicmaker.com having a value of approximately $5.0 million. The letter of intent and this transaction are subject to further approvals, and the negotiation and execution of definitive agreements. The Company expects to execute these agreements and close the private placement of common stock with Tunes.com during the third quarter of 1999. However, there is no assurance that this transaction will close.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits required by Item 601 of Regulation S-K:

     Exhibit 27:  Financial Data Schedule.

B.   Reports on Form 8-K:

     None.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MUSICMAKER.COM, INC.


                           By:  /s/ ROBERT P. BERNARDI
                                ----------------------------------
                                Robert P. Bernardi
                                Co-Chief Executive Officer
                                Chairman of the Board of Directors



                                /s/ MARK A. FOWLER
                                -------------------------------
                                Mark A. Fowler, CPA
                                Chief Financial Officer
                                (Principal Financial Officer and Principal
                                Accounting Officer)

Date: August 23, 1999

                                 EXHIBIT INDEX
                                 -------------

          Exhibit 27:  Financial Data Schedule.

20