Form 10-Q
period 1999-09-30
MUSICMAKER COM INC
filed 1999-11-15
CIK 1079786

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                      ----------------------------------
                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         _________ .

                         Commission File No. 000-26585


                             MUSICMAKER.COM, INC.
            (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                           54-1811721
              --------                                           ----------
(State or Other Jurisdiction  of Incorporation)      (I.R.S. Employer Identification No.)


1831 Wiehle Avenue, Suite 128, Reston, VA                          20190
------------------------------------------                         -----
(Address of Principal Executive Office)                         (Zip Code)

Registrant's telephone number, including area code:  (703) 904-4110


            ______________________________________________________
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes [X]         No  [_]


As of November 8, 1999, 32,993,503 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1    Financial Statements

            Consolidated Balance Sheets
            September 30, 1999 (unaudited) and December 31, 1998..........   2

            Consolidated Statements of Operations (unaudited)
            Three and nine month periods ended September 30, 1999
            and 1998......................................................   3

            Consolidated Statements of Cash Flows (unaudited)
            Nine month periods ended September 30,1999 and 1998...........   4

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................     9

Item 3    Quantitative and Qualitative Disclosures
          About Market Risk.............................................    16

                          PART II - OTHER INFORMATION

Item 1    Legal Proceedings.............................................    17
Item 2    Changes in Securities and Use Of Proceeds.....................    17
Item 3    Defaults Upon Senior Securities...............................    18
Item 4    Submission of Matters to a Vote of Securities Holders.........    18
Item 5    Other Information.............................................    18
Item 6    Exhibits and Reports On Form 8-K..............................    18
          Signatures....................................................    19

                             musicmaker.com, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                      September 30,             December 31,
                                                                           1999                     1998
                              ASSETS                                   (unaudited)
                                                                     ----------------          ---------------

Current assets:
  Cash and cash equivalents.......................................     $   67,670,833           $      972,954
  Accounts receivable.............................................             91,543                   17,510
  Related party accounts receivable...............................             81,519                   81,519
  Prepaid expenses and other current assets.......................            915,863                   25,395
                                                                      ---------------          ---------------
    Total current assets..........................................         68,759,758                1,097,378
Property and equipment, net.......................................            854,847                  360,709
Investments.......................................................            750,000                  750,000
Intangibles, net..................................................        103,918,487                  967,395
Other assets......................................................          1,391,815                   58,481
                                                                      ---------------          ---------------
    Total assets..................................................     $  175,674,907           $    3,233,963
                                                                      ===============          ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
                          (DEFICIT)
Current liabilities:
  Accounts payable................................................     $      522,832           $      455,095
  Accrued expenses................................................          1,104,593                  261,974
  Accrued compensation payable to related parties.................            289,598                  625,219
  Current portion of long-term obligations........................             42,857                   42,857
                                                                      ---------------          ---------------
    Total current liabilities.....................................          1,959,880                1,385,145
Long-term obligations.............................................            171,429                  214,286
Convertible notes payable.........................................                 --                  512,500
Commitments.......................................................
Mandatory redeemable convertible preferred stock,
   $0.01 par value 5,959,509 shares authorized:
    Series A convertible preferred stock, 0 and 1,059,089
      shares designated, issued and outstanding...................                 --                1,026,682
    Series B convertible preferred stock, 2,017,317
      shares designated, 0 and 849,640 issued and outstanding.....                 --                1,750,100
Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,000,000
    shares authorized; 32,993,503 and 6,309,493
     shares issued and outstanding................................            329,934                   63,095
   Additional paid-in capital.....................................        193,151,257                4,739,658
   Warrants.......................................................            779,059                  779,059
   Accumulated deficit............................................        (20,716,652)              (7,236,562)
    Total stockholders' equity (deficit)..........................        173,543,598               (1,654,750)
                                                                      ---------------          ---------------
    Total liabilities and stockholders' equity (deficit)..........     $  175,674,907           $    3,233,963
                                                                      ===============          ===============


        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three months ended                     Nine months ended
                                               September 30,                         September 30,
                                        ---------------------------           --------------------------
                                           1999             1998                 1999            1998
                                        ---------         ---------           ----------      ----------

Net sales                              $  189,091        $  12,035          $   256,921       $   45,150
Cost of sales
 Product........................           43,283            1,804               59,584           19,776
 Content........................          725,068           80,679            1,338,916          405,822
                                      -----------      -----------         ------------     ------------
Gross profit....................         (579,260)         (70,448)          (1,141,579)        (380,448)
                                      -----------      -----------         ------------     ------------
Operating expenses:
 Sales and marketing............        1,574,731          116,312            2,710,258          787,614
 Operating and development......          414,501          182,789            1,066,140          598,585
 General and administrative.....        1,387,154          694,253            2,785,915        1,375,897
 Amortization...................        4,709,613               --            6,308,370               --
                                      -----------      -----------         ------------     ------------
                                        8,085,999          993,354           12,870,683        2,762,096
                                      -----------      -----------         ------------     ------------
Loss from operations............       (8,665,259)      (1,063,802)         (14,012,262)      (3,142,544)
Other income (expense):
 Interest income................          702,280            6,630              730,204           14,382
 Interest expense...............         (240,252)              --             (319,173)              --
                                      -----------      -----------         ------------     ------------
                                          462,028            6,630              411,031           14,382
                                      -----------      -----------         ------------     ------------
Net loss........................       (8,203,231)      (1,057,172)         (13,601,231)      (3,128,162)
Accretion for Series A
 preferred stock warrants.......         (641,106)         (41,918)            (723,318)         (76,133)
                                      -----------      -----------         ------------     ------------
Net loss available to common
 stockholders...................      $(8,844,337)     $(1,099,090)        $(14,324,549)     $(3,204,295)
                                      ===========      ===========         ============     ============
Basic and diluted, net loss per
  common share (Note 4).........      $     (0.29)     $     (0.23)        $      (0.89)    $      (0.67)
                                      ===========      ===========         ============     ============

Weighted average shares
  outstanding...................       30,987,815        4,808,616           16,142,522        4,796,445
                                      ===========      ===========         ============     ============

        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine months ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                           1999                  1998
                                                                          ------                ------

Operating activities
 Net loss.........................................................    $ (13,601,231)       $  (3,128,162)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation...................................................          174,000               89,779
   Amortization...................................................        6,308,371                   --
   Services received in exchange for stock and warrants...........          679,597              398,263
   Changes in operating assets and liabilities:
     Accounts receivable..........................................          (74,034)             (57,209)
     Prepaid expenses and other current assets....................         (223,802)            (114,015)
     Other assets.................................................               --              (63,891)
     Intangibles..................................................          221,977                   --
     Accounts payable.............................................           67,737               56,609
     Accrued expenses.............................................          842,619              174,200
     Accrued compensation payable to related parties..............         (335,622)            (148,541)
     Long-term obligation.........................................          (42,857)             214,286
                                                                      -------------        -------------
       Net cash used in operating activities......................       (5,983,245)          (2,578,681)
                                                                      -------------        -------------
Investing activities
 Purchases of property and equipment..............................         (668,137)            (318,249)
                                                                      -------------        -------------
       Net cash used in investing activities......................         (668,137)            (318,249)
                                                                      -------------        -------------
Financing activities
 Proceeds from issuance of convertible notes payable..............        1,487,500                   --
 Payment of fees on convertible notes payable.....................         (173,875)                  --
 Issuance of convertible preferred stock..........................               --            1,533,816
 Issuance of common stock.........................................       72,035,636              220,576
                                                                      -------------        -------------
       Net cash provided by financing activities..................       73,349,261            1,754,392
                                                                      -------------        -------------
 Net increase (decrease) in cash and cash equivalents.............       66,697,879           (1,142,538)
 Cash and cash equivalents at beginning of period.................          972,954            1,401,982
                                                                      -------------        -------------
 Cash and cash equivalents at end of period.......................    $  67,670,833        $     259,444
                                                                      -------------        -------------
Non-cash activities
 Common stock issued for licensing agreements.....................    $ 109,306,860        $          --
                                                                      =============        =============
 Conversion of notes payable and preferred stock to common stock      $   5,500,100                   --
                                                                      =============        =============

 Loan fees on converted notes payable.............................    $     221,977
                                                                      =============        =============

 Conversion of accrued compensation to preferred stock............    $          --         $    166,667
                                                                      =============        =============
 Issuance and modification of warrants............................    $          --         $    584,937
                                                                      =============        =============


        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1. - The Company and Summary of Significant Accounting Policies


The Company

Musicmaker.com, Inc. (formerly The Music Connection Corporation) (the "Company") was incorporated in Delaware on April 23, 1996. The Company is an e-commerce provider of customized music CD compilations on the Internet. The Company's website, "www.musicmaker.com," as well as its mail-order promotions with marketing partners, allow customers to order custom compiled music CDs. Customers can also digitally download songs from the Company's online music library directly to their personal computers.

Basis of Presentation

The financial statements as of September 30, 1999 and 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 and the prospectus contained therein as filed with the SEC on July 7, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CD Kit. As of December 31, 1998, CD Kit was inactive with no remaining assets or liabilities. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds.

Revenue Recognition

Net sales are recognized at the time merchandise is shipped to customers for custom CDs and upon execution of orders for digitally downloaded songs.

Advertising Expense

Advertising costs are included in sales and marketing expenses and are charged to expense as incurred. Such costs were $1,131,576 and $1,308,529 for the three and nine-month periods ended September 30, 1999, respectively. For the three and nine-month periods ended September 30, 1998 advertising costs were $6,253 and $308,461, respectively.

Initial Public Offering

On July 7, 1999 the Company consummated an initial public offering of its common stock. The Company sold 5,327,803 shares of its common stock, $0.01 par value, at an initial public offering price of $14.00 per share. After deducting the underwriters' discounts and commissions and other offering expenses, the net proceeds to the Company were approximately $66,300,000. On August 3, 1999, the underwriters exercised their overallotment option for the purchase of an additional 360,000 shares of Common Stock. After deducting underwriters' discounts and other offering expenses, the net proceeds from the over-allotment to the Company were approximately $4,600,000.


Note 2. -- Convertible Notes Payable and Long-term Obligations

In October 1998, the Company initiated an offering for approximately $2,000,000 in aggregate principle 8% convertible secured subordinate promissory notes which were mandatorily converted into 968,252 shares of the Company's common stock upon the closing of the initial public offering (See Note 3). The conversion price was $2.06 per share of common stock.

On February 12, 1999, the Company signed a loan and security agreement with a financial institution for a credit facility of up to $250,000 in a revolving line of credit ("line of credit") for equipment and software purchases and general working capital and up to $100,000 in a cash secured letter of credit. The credit facility was paid in full at September 30, 1999.

In June 1999, the Company issued a demand promissory note to Rho Management Trust I for financing in the principal amount of $1,000,000 bearing interest at 12% and maturing on January 1, 2000. The Company repaid the note from the proceeds of the initial public offering (See note 3).

Note 3. -- Issuance of stock and related events

On April 8, 1999, the Company issued a warrant to purchase 242,077 shares of common stock at $1.98 per share to a consultant for services rendered. The Company recorded an expense of $464,415 related to the issuance of this warrant.

On June 8, 1999, the Board of Directors approved an increase in the aggregate number of shares of common stock for which options may be granted under the Company's Stock Option Plan up to 4.2 million shares. Also on June 8, 1999, the stockholders authorized the Company's Amended and Restated Certificate of Incorporation, which increased the Company's total number of authorized shares of common stock to 100 million shares.

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

On July 7, 1999, the Company consummated an initial public offering of its common stock (the "IPO"). The Company sold 8,400,000 shares (including 3,072,197 shares of one of its stockholders) of its common stock, par value $0.01, at a public offering price of $14.00 per share. After deducting the underwriters' discounts and other offering expenses, the net proceeds to the Company were approximately $66,300,000. On August 3, 1999, the underwriters exercised their overallotment option for the purchase of an additional 360,000 shares of common stock. After deducting underwriters' discounts and other offering expenses, the net proceeds from the over-allotment to the Company were approximately $4,600,000.

On August 16, 1999, Boston Financial exercised its warrant to purchase 14,524 shares of the Company's common stock, par valve $0.01 at a price of $2.065 per share. Proceeds from this exercise to the Company totaled $30,000.

On August 23, 1999, the Company issued 1,937,008 shares of its common stock, par value $0.01, with a market value of $20,000,000 upon issuance, to Zomba Record Holdings B.V. ("Zomba"). Zomba is the direct or indirect parent entity of a number of licensor entities with which the Company entered into license agreements granting rights to use certain music content for a five-year term.

On August 24, 1999, the Company issued 275,000 shares of its common stock, par value $0.01, with a market value of $4,064,500 upon issuance, to TeeVee Toons, Inc. in exchange for a five-year license agreement granting the Company certain rights as licensee to TeeVee Toons library of master recordings.

On September 17, 1999, the Company entered into an interactive marketing agreement with America Online, Inc. ("AOL"). This agreement provides for America Online to promote and distribute an interactive co-branded website and the Company's products and services on certain portions of the AOL Network and in connection with certain America Online products and services. In connection with this agreement, the Company issued 134,454 shares of its common stock, par value $0.01, with a market value of $2,000,000 upon issuance, and agreed to pay an initial marketing fee of $3,000,000 which was subsequently paid on October 17,1999. Quarterly payments by the Company of $1,500,000 are due for the remainder of the contract (through the quarter ending September 30, 2002). America Online also is entitled to receive certain proportionate payments in connection with the Company's sales through the co-branded website.


Note 4. - Net Loss Per Share

                                                             Three months ended                     Nine months ended
                                                                September 30,                          September 30,
                                                         --------------------------           -----------------------------
                                                           1999               1998              1999                  1998
                                                         -------            -------           --------              -------
Numerator:

 Net loss                                               $(8,203,231)         $(1,057,172)      $(13,601,231)     $(3,182,162)
    Less:
    accretion of Series A preferred stock warrants         (641,106)             (41,918)          (723,318)         (76,133)
                                                       ------------         ------------       ------------      -----------

 Net loss available to common shareholders              $(8,844,337)         $(1,099,090)      $(14,324,549)     $(3,204,295)
                                                       ============         ============       ============      ===========

Denominator:
    Weighted-average shares outstanding                  30,987,815            4,808,616         16,142,522        4,796,445
                                                       ============         ============       ============      ===========

 Basic and diluted net loss per common share            $     (0.29)        $      (0.23)      $      (0.89)     $     (0.67)
                                                       ============         ============       ============      ===========

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

Overview

  Musicmaker.com, Inc. (the "Company") was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with leading online and offline music marketers including Columbia House and TransWorld Entertainment. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, Inc. ("EMI"). The Company was granted a five year exclusive worldwide license to include the music content that EMI makes available for use in our online sales of custom CDs. The new relationship with EMI gives the Company the potential for access to tracks from EMI artists and the extensive music catalog of a major record company. In connection with our license agreement with EMI, we will amortize approximately $17,300,000 in each of the next five years.

  In September 1999, the Company entered into an interactive marketing agreement with America Online, Inc. ("AOL") under which AOL has agreed to promote and distribute the Company's services and products to its user base. The parties have also agreed to establish and share net profits generated under a co-branded interactive website through which AOL users can purchase the Company's custom CDs and digital downloads. In exchange for the Company's rights hereunder, 134,454 shares of common stock were issued to AOL. In addition, the Company made an initial $3,000,000 marketing payment to AOL and agreed to make additional quarterly payments of $1,500,000 for marketing efforts through September 30, 2002.

  The Company's net sales are primarily derived from the sale of custom CDs offered over the Internet and through advertising direct mail campaigns and the sale of individual songs downloaded directly from the Company's website. Net sales are net of sales discounts and include shipping and handling charges. Customer accounts are settled by directly charging a customer's credit card or by offering credit to pre-qualified customers through the Company's agreement with Columbia House, and receiving cash and money orders in connection therewith. Accordingly, we will be required to manage the associated risks of accounts receivable, expansion and collection. To date, we have not extended a material amount of customer credit. Net sales are recognized upon shipment of the CD from the Company's production site in Reston, Virginia. For digitally downloaded songs, net sales are recognized upon execution of the order.

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

Results of Operations

  The following table sets forth, for the periods presented, certain data derived from our unaudited statements of operations as percentages of net sales. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.


                                                  Three months ended               Nine months ended
                                                     September 30,                    September 30,
                                                ----------------------            ---------------------
                                                  1999          1998                1999          1998
                                                -------       --------            -------       -------
Net sales                                         100.0%        100.0%             100.0%        100.0%
Cost of sales-product                              22.9          15.0               23.2          43.8
Cost of sales-content                             383.4         670.4              521.1         898.8
                                             ----------    ----------         ----------    ----------
Gross profit                                     -306.3        -585.4             -444.3        -842.6
                                             ----------    ----------         ----------    ----------
Operating expenses:
  Sales and marketing                             832.8         966.4             1054.9        1744.4
  Operating and development                       219.2        1518.8              415.0        1325.8
  General and administrative                      733.6        5768.6             1084.3        3047.4
  Amortization                                   2490.7            --             2455.4           --
                                             ----------    ----------         ----------    ----------
                                                 4276.2        8253.9             5009.6        6117.6
                                             ----------    ----------         ----------    ----------

Loss from operations                            -4582.6       -8839.2            -5453.9       -6960.2
Other income (expense):
  Interest income                                 371.4          55.1              284.2          31.9
  Interest expense                               -127.1            --             -124.2            --
                                             ----------    ----------         ----------    ----------
                                                  244.3          55.1              160.0          31.9
                                             ----------    ----------         ----------    ----------
Net loss                                        -4338.2       -8784.1            -5293.9       -6928.4%
Accretion for Series A
  preferred stock warrants                       -339.0        -348.3             -281.5        -168.6
                                             ----------    ----------         ----------    ----------

Net loss available to common stockholders       -4677.3%      -9132.4%           -5575.5%      -7097.0%
                                             ==========    ==========         ==========    ==========


  Net Sales.    Net sales include the selling price of products sold by the
Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased 1,471% and 469%, to $189,091 and $256,921, respectively, for the three and nine months ended September 30, 1999 compared to $12,035 and $45,150 for the three and nine months ended September 30, 1998, respectively. The growth of net sales resulted from a significant increase in the number of units sold due to further development of our customer base, repeat purchases from the Company's existing customers, the continued expansion of our music library and the implementation of our print promotion with Columbia House and other strategic partners which provided heavier Internet traffic and access to additional customer bases.

  Cost of Sales.   Cost of sales principally consist of content acquisition
costs, production and shipping costs, and credit card receipt processing costs. Production costs include jewel cases, CD trays and CD inserts. The Company expects that its cost of sales will increase significantly as it enters into additional licensing agreements to further expand and develop its music library. Cost of sales increased 832% and 229% to $768,351 and $1,398,500, respectively, for the three and nine months ended September 30, 1999 compared to $82,483 and $425,598 for the three and nine months ended September 30, 1998, respectively. Cost of sales consist primarily of royalty advances that were paid upon signing of royalty agreements with independent music labels of $725,068 and $1,338,916 for the three and nine months ended September 30, 1999 respectively, compared to $80,679 and $405,822 for the three and nine months ended September 30, 1998, respectively.

  Operating and Development Expenses.    Operating and development expenses
increased 127% and 78% to $414,501 and $1,066,140, respectively, for the three and nine months ended September 30, 1999 compared to $182,789 and $598,585 for the three and nine months ended September 30, 1998, respectively. The increase was attributable to increased spending on website maintenance and equipment expense, increased staffing and associated costs related to enhancing the features and functionality of the Company's website and computer systems. Operating and development expenses are expected to increase in future periods as a result of anticipated personnel additions and additional equipment and maintenance expenses associated with the expansion of the Company's technical operations.

  Sales and Marketing Expenses.   Sales and marketing expenses consist primarily
of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expenses all advertising costs as incurred.
Sales and marketing expenses increased 1,254% and 244% to $1,574,731 and $2,710,258, respectively, for the three and nine months ended September 30, 1999, compared to $116,312 and $787,614 for the three and nine months ended September 30, 1998, respectively. The increase is primarily attributable to increased advertising expenses in connection with the Columbia House print promotion, online promotions, and third party advertising services. Sales and marketing expenses are expected to continue to increase as the Company promotes its expanding music library utilizing the promotions referred to above as well as radio advertising. The Company expects sales and marketing expenses to increase significantly as it endeavors to increase its customer base, drive traffic to its website and enhance brand name awareness. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will not continue to represent an increasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will not increase as a percentage of net sales.

  General and Administrative Expenses and Amortization Expense. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other expenses associated with corporate functions, the amortization of intangibles and other general and corporate expenses. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants, one of the Company's shareholders and to Columbia House. Excluding amortization, general and administrative expenses increased 100% and 103% to $1,387,154 and $2,785,915, respectively, for the three and nine months ended September 30, 1999, compared to $694,253 and $1,379,857 for the three and nine months ended September 30, 1998, respectively. The increase in general and administrative expenses was primarily due to an increase in personnel to support the Company's expanding operations. As a result, salaries and wages, benefits, and other employee related costs increased as well as recruiting and payments to temporary personnel agencies. Rent, equipment expenses, and office expenses also increased as a result of the expansion. Amortization expense increased to $4,709,613 and $6,308,370 for the three and nine months ended September 30, 1999 respectively, compared to none for the three and nine months ended September 30, 1998. The increase in amortization of intangibles was due primarily to the amortization of the license fees with EMI and Zomba.

  Interest Expense/Income.   Interest income was $702,280 and $730,204,
respectively, for the three and nine months ended September 30, 1999 compared to $6,630 and $14,382, respectively, for the three and nine months ended September 30, 1998. The increase in interest income is due to the higher level of invested funds available as a result of the Company's IPO. Interest expense for the three and nine months ended September 30, 1999 was $240,252 and $319,173, respectively, compared to no interest expense for the three and nine months ended September 30, 1998. The interest expense for the three and nine months ended September 30, 1999 is attributable to the interest associated with the Company's outstanding convertible notes that were converted to common stock upon consummation of the Company's IPO in the third quarter of the current year.

  Accretion of Preferred Stock Warrants.   Upon completion of the IPO, all
outstanding shares of Series A, Series B and Series C convertible preferred stock were converted into 1,908,729 shares of common stock and all outstanding convertible notes payable were converted into 968,252 shares of common stock. Upon conversion of the Series A preferred stock into common stock, the remaining discount of $641,106 on the Series A preferred stock was recorded as accretion. Accretion recorded for the nine-month period ending September 30, 1999 was $730,204. The accretion for the three and nine month periods ended September 30, 1998 was $41,918 and $76,133, respectively. The accretion did not affect the Company's cash flows. The Series B and Series C preferred stock warrants converted into common stock warrants upon completion of the IPO.


Liquidity and Capital Resources

  Net cash used in operating activities was $5,983,245 for the nine months ended September 30, 1999 compared to $2,578,681 for the nine months ended September 30, 1998. The net loss of $13,601,31 for the current year was offset significantly by non-cash charges of $7,383,945 including depreciation and amortization of $6,482,371, primarily in connection with the EMI license. Increases in accounts payable and accrued expenses were offset by increased receivables and prepaid expenses and a decrease in deferred compensation.

  Cash used in investing activities was $668,137 for the nine months ended September 30, 1999 and $318,249 for the nine months ended September 30, 1998. In both periods the cash used in investing activities was for the purchase of property and equipment, including computer equipment and software, leasehold improvements, and furniture and other office equipment.

  Net cash provided by financing activities was $73,349,261 for the nine months ended September 30, 1999 compared to $1,754,392 for the nine months ended September 30, 1998. Net cash provided by financing activities for the nine months ended September 30, 1999 was primarily through the issuance of common stock through an initial public offering for $79,629,242, net of underwriters' fees and commissions and expenses of $8,739,970. Net cash provided by financing activities for the nine months ended September 30, 1998 was primarily through the issuance of convertible preferred stock for $1,533,816. Proceeds from the issuance of common stock were $220,576 for the nine months ended September 30, 1998.

  On January 8, 1999, the Company signed a lease line agreement which provides leasing for computer and related equipment as well as CD fabrication equipment up to $200,000 between the signing of the agreement and June 8, 1999. Any equipment leased under this agreement will have a 24-month lease term, and at the end of the lease term the Company will either be obligated to buy the equipment at 10% of the original equipment cost or extend the lease term for an additional 24 months. Borrowings under this lease line agreement require payments due in advance with a monthly rental factor of .0498 for months one through 24. The actual monthly rental will be determined by multiplying the cost of the equipment by the applicable monthly rental factor, plus any monthly maintenance charges. The Company will provide the lessor with a first security interest in the equipment leased under this agreement for the duration of the term of the lease. The Company also signed the first lease under this agreement which will have a monthly rental payment of $8,261. As part of the lease line agreement, the Company issued a warrant to purchase 14,524 shares of its common stock at $2.06 per share, all of which were exercised in August, 1999. The Company recorded an expense of $16,021 related to the issuance of the warrant.

  On February 12, 1999, the Company signed a loan and security agreement with a financial institution for a credit facility of up to $250,000 in a revolving line of credit for equipment and software purchases and general working capital and up to $100,000 in a cash secured letter of credit, all of which has been borrowed. Borrowings under this line of credit bear interest at the bank's prime rate of interest plus 2%. The line of credit is secured by a blanket security interest on all of our assets including general intangibles and excluding previously leased equipment. The line has financial covenants, including minimum net worth and liquidity ratios. At September 30, 1999, no balance was outstanding under this line of credit.

  On April 8, 1999, the Company issued a warrant to purchase 242,077 shares of common stock at $1.98 per share to a consultant for services rendered in connection with the negotiation. The Company recorded an expense of $464,415 related to the issuance of this warrant.

  On June 8, 1999, the Company entered into a license agreement with EMI. Under this agreement, the Company issued 15,170,860 shares of common stock valued at an estimated fair market value of our common stock, as determined by the Company's Board of Directors, to be $5.71 per share in exchange for a five-year license which provides us with exclusive rights to use the content EMI makes available for online sales of custom CDs. The license fee of $86,625,610 will be written off as a non-cash charge of approximately $17,300,000 in each year over the next five years, the term of the license. In addition, the Company will make royalty payments to EMI for sales of custom CDs that include EMI's content.

  On July 1, 1999, the Company issued a demand promissory note to Rho Management Trust I for financing in the principal amount of $1,000,000 bearing interest at 12% and maturing on January 1, 2000. The Company repaid the note and interest due thereon from the proceeds of its IPO.

  The Company anticipates that it will have negative cash flows for the foreseeable future. It is estimated that the Company will need to provide for items such as computer storage, production equipment, distribution equipment, hardware and software for computer systems, and furniture and fixtures. The Company expects to fund its purchase of necessary capital equipment with its working capital and the proceeds from its IPO.

  At September 30, 1999, the Company had $67,670,830 in cash and cash equivalents compared to $972,954 for September 30, 1998. The Company believes that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, although it may seek to raise additional capital during that period. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that any additional financing will not dilute shares held by musicmaker.com's stockholders.


Year 2000 System Costs

  Computer systems, software packages and microprocessor dependent equipment may cease to function or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed ''year 2000 compliant.''

  The Company may realize exposure and risk if the systems it relies upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, products purchased from third parties and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse effects of the year 2000 problem, the Company established a year 2000 internal project team comprised of all functional disciplines. This project team is managing a three-phase process of:

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

  After examining the Company's principal transaction processing software through which nearly all of the Company's business is transacted, management does not anticipate any material adverse operational issues to arise as a result of the year 2000. Historical and estimated costs of remediation to this point have not been material; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of phase one of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans.

  At the current time, the Company's Year 2000 readiness plan anticipates that all systems and applications will be Year 2000 compliant. This assessment is based on the year 2000 project team's analysis to date and detailed findings at its Reston, Virginia corporate and operations headquarters. There can be no assurance, however, of complete compliance based on the status to date. It is unlikely that any single system will have an adverse effect on the Company as a whole. Contingency plans will involve the procurement of standardized commercial off-the-shelf replacement modules for internal applications and business functions as well as replacing non-compliant third party software with software that is year 2000 compliant. At present there are no indications that contingency plans will be necessary or that there will be revenue disruptions, however, there can be no assurances that this will necessarily be the case.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

PART II
-------

                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

  None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

  On July 7, 1999, the Company consummated an initial public offering of its common stock, $.01 par value, (the "Common Stock"). The registration statement on Form S-1 (333-72685) relating to this offering was declared effective on July 6, 1999 by the Securities and Exchange Commission. Ferris, Baker Watts, Incorporated was the managing underwriter of the Offering. On July 12, 1999, the company, a selling stockholder participating in the offering and the underwriters held a closing for the sale of 8,400,000 shares at an offering price of $14.00 per share, allocated between the Company and the selling stockholder as noted below. On August 6, 1999 the underwriters exercised their overallotment option for the purchase of an additional 360,000 shares of common stock to be sold solely by the Company at $14.00 per share. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and a selling shareholder of the Company in the Offering were as follows:

                                         Shares          Aggregate Price          Amount          Aggregate Price
                                      Registered            Registered             Sold                Sold
                                   ----------------     -----------------     --------------     ----------------
The Company                            6,587,803           $92,229,242           5,687,803         $79,629,242
The Selling Shareholders               3,072,197            43,010,758           3,072,197          43,010,758

     The Company incurred the following expenses with respect to the offering through August 6, 1999, none which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

  Underwriting Discounts       Underwriters'          Other                 Total
     and Commissions              Expenses           Expenses              Expenses
--------------------------    ---------------   -----------------     ----------------
$6,825,447                           0              $1,914,523           $8,739,970

     The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $70,889,272. An estimate of how these proceeds have been applied by the Company during the period July 7, 1999 through September 30, 1999 is as follows:

Purchase and installation of machinery and equipment                  229,624
Repayment of indebtedness                                           1,592,505
Online and Traditional Advertising                                  1,131,575
Strategic Alliances                                                   725,068

The remainder of the offering proceeds have been either allocated for working capital purposes or have or have been invested in money market accounts.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
---------------------------------------------------------------

None.


ITEM 5 -- OTHER INFORMATION
---------------------------

  On July 25, 1999, the Company entered into a letter of intent with Tunes.com, Inc. to form a strategic marketing and e-commerce relationship. On November 1, 1999 this agreement was terminated.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  Exhibits required by Item 601 of Regulation S-B:

    Exhibit 27:  Financial Data Schedule.

B.  Reports on Form 8-K:

    None.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MUSICMAKER.COM, INC.


                                         By:  /s/ ROBERT P. BERNARDI
                                              ----------------------
                                              Robert P. Bernardi
                                              Co-Chief Executive Officer
                                              Chairman of the Board of Directors



                                              /s/ MARK A. FOWLER
                                              ------------------
                                              Mark A. Fowler, CPA
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

Date:  November 12, 1999

                                 EXHIBIT INDEX
                                 -------------

     Exhibit 27:  Financial Data Schedule.