Form 10-K
period 1999-12-31
MUSICMAKER COM INC
filed 2000-04-05
CIK 1079786

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                                   (Mark One)

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999, or

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to _______________.

                       COMMISSION FILE NUMBER:  000-26585


                              MUSICMAKER.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                                  54-1811721
  (State or Other Jurisdiction of Incorporation)         (I.R.S. Employer
                                                         Identification No.)

     1740 Broadway, 23rd floor, New York, NY                    10019
     (Address of Principal Executive Office)                  (Zip Code)

       Registrant's telephone number, including area code (212) 265-8818

 Securities registered pursuant to Section 12(b) of the Securities Act:  None.

    Securities registered pursuant to Section 12(g) of the Securities Act:
                    Common Stock, par value $.01 per share

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
[X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $80,430,398 as of March 15 , 2000, based upon the average bid and asked price of such equity as of such date. This calculation does not reflect ownership by Virgin Holdings, Inc. or any directors or executive officers of the Registrant.

As of March 15, 2000, 33,132,192 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 31, 2000 are incorporated by reference into Part III.

                              MUSICMAKER.COM, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS


                                                                        Page
PART I

Item 1.    Business...................................................    3

Item 2.    Properties.................................................   18

Item 3.    Legal Proceedings..........................................   19

Item 4.    Submission of Matters to a Vote of Security Holders........   20

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters........................................   20

Item 6.    Selected Financial Data....................................   23

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   24

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.   42


Item 8.    Financial Statements and Supplementary Data................   43

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................   65


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.........   65

Item 11.   Executive Compensation.....................................   65

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.................................................   65

Item 13.   Certain Relationships and Related Transactions.............   65


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...................................................   66

PART I

Item 1.   Business.
------------------

     When used in this Annual Report on Form 10-K, the words "expects," "may," "will," "should," "anticipates," "believes," "plans," "future," "intends," "could," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar expressions identify forward-looking statements which relate to possible future events, our future performance and our future operations. These forward-looking statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described below and appearing elsewhere in this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. These statements speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform them to actual results or to changes in our expectations.

Overview

     Musicmaker.com, Inc. is a leading provider of customized music CD compilations ("Custom CDs") and music digital downloads ("Downloads" or "Downloadable" or "Downloading") over the Internet. Our online music library currently contains over 170,000 song titles. In June 1999, we entered into an exclusive license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, one of the world's largest music companies with record labels including Blue Note, Capitol Records, Chrysalis, EMI Records and Virgin Records. Our relationship with EMI gives musicmaker.com the potential for access to tracks from EMI artists and their extensive music catalog for use in our online Custom CD service. Under our agreement with EMI, we were granted a five-year, worldwide license to the music content that EMI makes available to us, in its sole discretion, for use in online sales of our Custom CDs. Under our agreement, EMI may also elect to grant us a license to download tracks from its music catalog. In connection with the license transaction above, EMI was issued shares of our common stock. See "Factors That May Affect Our Business, Financial Condition and Results of Operation - The success of our business and growth of our online music library significantly depend upon our license agreement with EMI."

     Our customers can search our online music library and sample and select songs to make their own Custom CDs. Our Custom CDs can be further personalized by including selected graphics and consumer provided text. Our Custom CDs have sound quality equivalent to pre-recorded CDs available at retail stores and are sold at competitive prices. We manufacture and ship our Custom CDs from our state-of-the-art production facility generally within 24 hours of order. Our privately developed technology provides advanced search/retrieval capabilities and automates the high-speed production of our Custom CDs.

     Our customers can also download selected music from our existing music library using Windows Media Audio 4.0, a compression format developed by Microsoft Corporation or Secure-MP3, an MP3 format designed to discourage piracy. We have over 100,000 tracks available for Downloads in these formats.

     Musicmaker.com has compiled a library of music in multiple genres including significant catalogs of jazz, blues and classical music. Musicmaker.com has music content agreements with over 100 independent record labels granting us the right to include certain licensed music of hundreds of artists in our online music library.

     We sell our Custom CDs through our website, www.musicmaker.com, as well as the websites of record labels, music retailers, online broadcasters and more than 150 radio stations that have elected to become affiliated partner sites. Our marketing partners include America Online, Inc., Platinum Entertainment, Inc., Trans World Entertainment Corporation, Musicland, Listen.com, MyPlay.com and Spinner Networks, Inc. Additionally, we have a marketing alliance with The Columbia House Company, a leading record and video club, jointly owned by Sony Music Entertainment, Inc. and Time Warner Inc. This alliance currently allows us to exclusively market our Custom CDs to Columbia House's 16 million members, including those without Internet access, through Columbia House's websites and direct marketing campaigns. Musicmaker.com also has a similar exclusive marketing alliance with Audio Book Club, Inc., a direct marketer of audio books through the Internet and club member catalogs, with over 2.2 million audio buyers and users. We continue to seek marketing alliances with additional music and non-music retailers as well as Internet service providers and Internet portals.

     Musicmaker.com, Inc. is a Delaware corporation incorporated on April 23,1996. Our principal executive office is located at 1740 Broadway, 23rd floor, New York, NY 10019, and our telephone number is (212) 265-8818. Our World Wide Web site is www.musicmaker.com. The information on our website is not incorporated by reference into this Annual Report.

Industry Background

     Historically, the music industry has benefited from advances in technology, such as the introduction of the CD in 1982. During the last ten years much of the industry's growth resulted from consumers replacing existing record or tape music collections with CDs. Moreover, the Recording Industry Association of America reported that the shipment of full-length CDs grew 12.5% in 1998 and an additional 10.8% in 1999, providing evidence that the CD format continues to be popular.

     According to the Recording Industry Association of America, domestic music sales grew from $13.7 billion in 1998 to $14.6 billion in 1999. Of the $14.6 billion in total sales, full length CDs continue to account for the greatest dollar and unit volume. In 1999, CD unit shipment increased 10.8% from 847 million units in 1998 to 939 million units, and CD dollar value grew 12.3% from $11.4 billion in 1998 to $12.8 billion in 1999.

     Musicmaker.com believes that substantial growth opportunities exist for sales of music over the Internet. According to Jupiter Communications, LLC, total online sales of pre-recorded music are projected to increase from $37.0 million in 1997 to $1.4 billion in 2002. Musicmaker.com believes that while the Internet provides an additional, price competitive distribution channel for pre-recorded music, the potential exists to use the Internet as a value-added method of distribution. Internet based retailers have other advantages over traditional retail channels as well. Musicmaker.com estimates that music retail stores generally stock between 10,000 and 40,000 of the available CDs on the market at a given time and tend to carry a greater percentage of hit releases, often at the expense of differing music genres and songs that are not on any current music chart. Additionally, online retailers are open 24 hours and Internet users and their purchases can be tracked to provide demographic information for use in direct marketing or other targeted programs.

     Within the prerecorded music market, sales of compilation CDs, CD singles and sales made through mail order and record club operations have encountered relatively steady growth. According to the Recording Industry Association of America, sales of CD singles have increased from $6 million in annual sales in 1990 to $213 million in 1998 and from 1 million CD single units shipped to 56 million units over the same period, with much of the growth being driven by CD maxi singles. The Recording Industry Association of America's research indicates a 6.1% increase in units shipped to direct and special markets which include mail order operations, record clubs and non-traditional retailers with dollar values from these music sales remaining flat with a 1.4% decrease between 1998 and 1999. The Recording Industry Association of America estimates that sales by mail order, record club and other non-traditional retail outlets account for 25% of the total domestic market.

     One of the latest technological innovations in the music industry has centered on digital distribution, the Downloading of compressed music files over the Internet to a PC. These music files can be stored to a PC or on a CD using a read/write CD-ROM drive. MP3, a non-streaming compression technology, has proliferated over the Internet. It is estimated that five million MP3 players were downloaded as of January 1999. Online music sales attributable to digital distribution remain a small, but we believe increasing portion of the total pre-recorded online music sales market. MP3's ability to freely copy and distribute music without making royalty payments to the music labels and to the artists holding the rights is of substantial concern to the music industry and has recently given rise to numerous lawsuits on the part of the Recording Industry Association of America and others.

     The music industry, and control over commercially popular music content, is significantly concentrated among the five major record labels below, which together accounted for approximately 80% of the music sold in 1997:

  . BMG Entertainment         . Sony Music Entertainment
  . EMI Recorded Music        . Warner Music
  . Universal Music Group

     In April 1999, Universal and BMG, which collectively control approximately 45% of the U.S. music market, announced a joint venture to promote and sell their pre-recorded CDs through a series of Internet websites organized by music categories. In May 1999, Microsoft Corporation and Sony Corporation announced an agreement to pursue a number of cooperative activities and Sony decided to make its music content available for Downloading from the Internet using Microsoft's multimedia software MS-Audio. In January 2000, Time Warner, Inc., parent of Warner Music, agreed to merge with America Online, Inc., giving Warner Music the potential for access to AOL's 20 million plus members and the potential to accelerate the record company's internet strategy. In January 2000, subsequent to its announcement regarding AOL, Time Warner announced that it would merge its Warner Music group and create a new joint venture with EMI, creating the world's largest music company with, according to the announcement, one fifth of global music sales. In March 2000, Universal Music Group announced its intention to begin selling its music online by spring 2000, making its music available in digital form upon the launch of a secure Downloading format.

     Musicmaker.com believes that the following trends provide an environment favorable to industry and consumer acceptance of our Custom CDs:

 .  Growth in sales of CD singles.

 .  Growth of the Internet as a viable retail medium.

 .  Increasing affluence of the over 30 generation.

 . Record label desire to diversify distribution methods while protecting intellectual property rights.

musicmaker.com Strategy

     We seek to be the leading provider of Custom CDs and downloaded music on the Internet. The core elements of our strategy include:

 . Offer a new way to buy licensed, customizable music. Through our privately developed technology, we offer consumers a new method for customizing, Downloading and purchasing music over the Internet. Unlike many online retailers, we do not use the Internet simply to distribute products that can be purchased elsewhere. Rather, our website and production technology provide the ability to create a novel product--the Custom CD--that could not previously be mass marketed. We use technology for Downloading that endeavors to help protect the intellectual property rights of record labels and we have been committed to including only licensed music in our online library.

 . Offer most extensive selection of music for Custom CD compilation and Downloading. We seek to continue to expand our online music library and offer to consumers an extensive collection of music available for use in Custom CDs and Downloading. In June 1999, we entered into a five-year license agreement with EMI under which we currently have exclusive rights to the content they make available to us in their discretion for use in online sales of our Custom CDs. In August 1999, we entered into a similar agreement with Zomba Records and certain of its affiliated record labels, granting us exclusive rights to the content they may make available to us in their discretion for use in online sales of our Custom CDs. We also have entered into exclusive and non-exclusive license agreements with more than 100 independent music labels and currently have a music library of more than 170,000 songs. We intend to continue to expand our existing music catalog through the development of content relationships with additional record labels, including major labels.

 .  Increase website traffic through strategic alliances and multiple hyperlinks.
   We seek to establish strategic alliances with global music and media companies to attract additional users to the musicmaker.com website. We currently have marketing alliances with Columbia House, AOL, Platinum, Audio Book Club, Spinner Networks, Listen.com, MyPlay.com and others. We have entered into marketing alliances with traditional music retailers including Transworld, Musicland and others. We intend to continue to expand the number and depth of our marketing alliances and affiliate programs to drive traffic and increase the number of third party hyperlinks to musicmaker.com.

 . Create strong brand awareness. We currently promote our brands through online and traditional media, special event driven promotions and artist-specific offerings. We intend to enhance brand awareness of our website by advertising and co-marketing as well as through strategic relationships whereby other websites designate musicmaker.com as their online music retailer for Custom CDs.

 . Establish genre-specific user communities. Music preferences are an effective and accepted criteria for lifestyle marketing. We endeavor to target demographic user groups, and intend to use this information to provide advertisers and sponsors with access to highly defined audiences. This segmentation will enable advertisers and sponsors to customize their messages through banner advertisements, event and program sponsorships and music recording promotions. We intend to provide our advertisers and sponsors with quantitative feedback on the effectiveness of their programs.

 . Leverage technologies for additional formats. We intend to provide additional products to consumers which may include custom music on mini-disc, custom music videos on DVD, audio books on CD and software on CD-ROM. In the event that we are successful in this strategy, we believe that we will effectively increase the content and marketability of our products.

 . Expand international presence. We intend to capitalize on the global nature of music and the Internet by building an international user base. We intend to create local language versions of, and culture specific music content for, musicmaker.com. We also intend to expand our international presence through localized websites in countries with a demand for international music. We believe that our relationship with EMI, an international music company with operations in over 50 countries and access to international recording artists, will assist in developing our international presence.

Music Content

     Our online library of songs is licensed from record labels and made available to customers for Custom CDs and Downloading.

     In June 1999, we entered into a license agreement with EMI, the third largest music company in the world, with major record labels including Blue Note, Capitol Records, Chrysalis, EMI Records and Virgin Records. EMI has artists in every leading music market, representing most genres of music from pop, rock, jazz, classical, urban, dance, Christian and country. It also has a rich catalog of music that is not listed on any current music charts.

     Our license agreement with EMI expires in June 2004. During the term of our license agreement, we have exclusive worldwide rights to include in our library the music content that EMI makes available to us in its sole discretion for use in online sales of our Custom CDs. EMI may also elect, in its sole discretion, to provide selected music content to musicmaker.com for Downloads.

     EMI, however, has no obligation to make any of its, or its affiliates', music available to musicmaker.com or to provide any music to musicmaker.com for Downloads. As of March 15, 2000, EMI has provided approximately 37,000 tracks for use under, and subject to the restrictions and limitations contained in, our license agreement. Any rights granted to us under our agreement may be limited by additional restrictions. These restrictions may include limiting the duration of our rights to a particular song or artist, limiting the geographic scope of our distribution and restricting the combination of artists or songs with other artists or songs, or other restrictions. EMI may also revoke or terminate any rights to music content granted to musicmaker.com. Musicmaker.com is further restricted from allowing any customer to purchase any Custom CD with fewer than five songs or containing more than one-half of the songs contained on any EMI album.

     Our exclusive rights under the license agreement automatically become non-exclusive, permitting EMI to grant similar rights to other providers of Custom CDs, upon:

 .  Our failure to meet agreed upon sales targets.
 .  The expiration of, and failure to renew on similar terms, our alliance with
   Columbia House.
 .  The reduction of EMI's stock ownership in musicmaker.com below 25%.
 .  The acquisition by any person of 50% of our voting rights.
 . Mr. Puthukarai's ceasing to act as our President, or to be actively involved in our day-to-day operations.

     In addition, musicmaker's exclusive right to license EMI music applies only to music that a consumer compiles over the internet and which is shipped to the customer via mail (as opposed to music directly downloaded from the internet). Our agreement also does not limit or prevent EMI or any of its affiliates from offering directly to the public Custom CDs manufactured by them, independent of musicmaker.com, nor does it obligate EMI to grant us any content for Downloading. In connection with this license transaction, EMI was issued shares of our common stock, at the time, giving it a controlling interest in musicmaker.com.

     We believe that our relationship with EMI has positioned musicmaker.com for additional growth. We believe that our relationship with EMI will be critical to our ability to:

 .  Enlist additional music content providers.
 .  Enter into future marketing and strategic alliances.
 .  Increase awareness of the musicmarker.com brand.

     In August 1999, we entered into a license transaction with certain affiliated record labels of Zomba Record Holdings B.V. Our license agreement with each of the Zomba labels expires in August 2004. During the term of our license agreement, we have exclusive worldwide rights to include in our library the music content that the Zomba labels make available to us in its discretion for use in online sales of our Custom CDs.

     Zomba, however, has no obligation to make any of its, or its affiliates', music available to musicmaker.com. As of March 15, 2000, the Zomba labels have provided approximately 1,200 tracks for use under, and subject to the restrictions and limitations contained in our license agreement. Any rights granted to us under the agreement may be limited by additional restrictions. These restrictions may include limiting the duration of our rights to a particular song or artist, limiting the geographic scope of our distribution and restricting the combination of artists or songs with other artists or songs, or other restrictions. Zomba may also revoke or terminate any rights to music content granted to musicmaker.com. Musicmaker.com is further restricted from allowing any customer to purchase any Custom CD with fewer than five songs or containing more than one-half of the songs contained on any Zomba album. Our exclusive rights under the license agreement automatically become non-exclusive, permitting Zomba to grant similar rights to other providers of Custom CDs upon our failure to meet agreed upon sales targets by the third an fourth anniversaries of our agreement.

     Our agreement also does not limit or prevent the Zomba labels from offering directly to the public Custom CDs manufactured by them, independent of musicmaker.com. In connection with the execution of the license agreements with the Zomba labels, we issued 1,937,008 shares of our common stock to Zomba Record Holdings B.V.

     In addition to our license agreements discussed above, we have also entered into exclusive and non-exclusive content licenses with over 100 independent record labels.

     Our music library contains significant catalogs of blues, jazz, classical, rock (including heavy metal and punk), country, rhythm and blues, pop, gospel and oldies.

     We believe that we will continue to expand and diversify our existing music catalog through our existing license agreements and through the development of content relationships with additional record labels.

Downloading of Music on the Internet

     As of January 1999, approximately five million MP3 players had been downloaded by consumers, suggesting that MP3 will likely become a preferred method of obtaining music files over the Internet. Music files in an MP3 format can be typically downloaded in approximately ten minutes using a 56K modem. MP3 music files may be easily copied and transferred.

     Beginning in October 1998, musicmaker.com customers could download selected songs from our music library directly through the Internet. To date, over 58% of our revenues have been generated from the sale of Custom CDs and less than 1% of our revenues have been generated from sales of downloaded music. We expect revenues from downloaded music sales to increase as downloading methods becomes more popular. To date, musicmaker.com has approximately 100,000 songs available for Downloading in the various formats we currently support.

     Our Downloads support Microsoft Corporation's Windows Media Technologies, MS-Audio 4.0 and Windows Rights Manager. During an MS-Audio 4.0 download, an on-screen display notifies the consumers that they are receiving a copyrighted file and provides the name of the licensing record label. Secure-MP3, technology developed internally at musicmaker.com, incorporates a watermarking technology licensed from Aris Technologies. Our system embeds a permanent watermark into each MP3 music file downloaded from our library, allowing the music file to be tracked by us or by industry copyright protection agencies. Each of the formats supported by our Downloads requires downloading a software player to decrypt and play Downloaded music files.

     In November 1999, we entered into an agreement with Microsoft Corporation under which we received a grant of a license to certain Microsoft media software, promotional and marketing efforts and a $250,000 payment in exchange for our efforts to make portions of our online music library compatible with Microsoft's media player. As of March 15, 2000, we have over 100,000 tracks available for Downloading in MS-Audio format.

Marketing

     Our marketing strategy is designed to build brand awareness, attract repeat users and direct traffic to our website through hyperlinks with strategic partner websites. We use a combination of advertising and promotion, both traditional and online, to accomplish these objectives.

Marketing Alliances

     To promote our Custom CDs and establish musicmaker.com as the premier brand for Custom CDs, we rely upon strategic marketing alliances. We believe that as a result of our content relationships, including our relationship with EMI, we may have opportunities to pursue strategic marketing programs and promotions, including the introduction of new online music services. We have existing marketing alliances with major music clubs, labels, broadcasters and retailers, including Columbia House, Platinum,

Spinner Networks, Trans World, Musicland, Listen.com, MyPlay.com and others. We also have marketing alliances with AOL and Audio Book Club and intend to seek additional alliances with music and non-music retailers. These strategic alliances are intended to drive traffic to our website, increase the number of websites from which our Custom CDs can be purchased, and co-promote our products through direct mail campaigns. Through marketing alliances, musicmaker.com seeks to be the exclusive Custom CD provider featured on a partner's website or in other promotional materials or activities. We believe that our marketing alliances provide us access to a targeted customer base, such as customers who purchase music or music related merchandise online.

     The Columbia House Company. We are currently the exclusive marketer and featured retailer of Custom CDs for Columbia House, a leading record and video club, jointly owned by Sony Music Entertainment, Inc. and Time Warner Inc. We provide our Custom CD compilation services to Columbia House's 16 million club members through website and direct mail promotions. Sales from Columbia House accounted for 21% of net sales in 1999. In connection with our marketing alliance with Columbia House, we issued a warrant to purchase 478,226 shares of common stock at $1.98 per share to Columbia House, which expires on September 1, 2001. The Company recorded an expense of $160,000 for the value of the warrant. We also issued a warrant to purchase 242,077 shares at $1.98 per share to a consultant for services rendered in connection with the signing of the agreement, which expires on April 8, 2003. The Company recorded an expense of $464,415 related to the issuance of this warrant.

     Columbia House displays and promotes musicmaker.com's Custom CDs on ColumbiaHouse.com, its club website. Columbia House also provides a hyperlink directly to a co- branded musicmaker.com and Columbia House website.

     We also market our Custom CDs through print promotion campaigns in conjunction with the Columbia House's direct mail program. Through these direct promotion campaigns, we can market our products to all of Columbia House's members, including those without Internet access. Musicmaker.com can include promotional inserts in at least six Columbia House direct mailings per year. The inserts promote both the co-branded and musicmaker.com websites and allow club members to purchase Custom CDs using a mail-in form.

     Our marketing alliance with Columbia House expires in September 2001. Under this alliance, we may not sell Custom CDs through any other music club without prior consent of Columbia House. Additionally, we have exclusive rights to offer our Custom CDs to Columbia House's members unless and until one of our competitors offers a significant repertoire of music content unavailable through musicmaker.com. Columbia House and musicmaker.com share the profits net of expenses, including but not limited to, actual expenses incurred under the contract, royalties and reimbursements, from Custom CD sales originating from Columbia House members and from users referred from their websites. The allocation of net profits is calculated based upon the terms of the musicmaker.com license agreement covering each of the selected song titles.

     If during the term of the Columbia House alliance, Sony or Warner exclusively allow Columbia House club members to create Custom CDs using music from their libraries, Columbia House is required to use musicmaker.com as its Custom CD provider. Columbia House may terminate our alliance upon not less than thirty days notice if Mr. Puthukarai ceases to be musicmaker.com's President and Chief Operating Officer and Columbia House deems his replacement incompatible with their interest, or Columbia House determines after the first six musicmaker.com promotional mailings to its members that its financial returns do not justify continuing the relationship. We mailed our first promotional insert to

Columbia House members on May 27, 1999 and intend to continue to participate in future mailings as part of our marketing strategy.

  America Online, Inc. In September 1999, we entered into a three year interactive marketing agreement with AOL. AOL is among the world's leading interactive services companies and has over 20 million members subscribing to its AOL Internet service.

     Under our agreement, AOL and musicmaker have established a co-branded, co-promoted version of our www.musicmaker.com website, offering our Custom CD and
                        ------------------
Download service to AOL subscribers. AOL and musicmaker.com share the profits net of expenses, including but not limited to, actual expenses in connection with the manufacturing and packaging of CDs, delivery expenses, royalties and certain other administrative functions. AOL has agreed to provide a certain number of impressions/links to our co-branded website, through its AOL service as well as the services of its interactive properties including AOL.com, Spinner, Winamp, Netscape Netcenter and ICQ. AOL, at its option, may elect to terminate our agreement prior to the end of the term by providing notice of its intent to terminate by December 31, 2000. AOL may also terminate the agreement on thirty days prior written notice in the event of a change of control of either musicmaker or AOL. Under the terms of the agreement, a change of control appears to include a merger of the type currently contemplated by AOL and Time Warner.

  In exchange for the establishment of a co-branded website and the marketing efforts above, we have agreed to cross promote certain AOL products and services and have agreed to use certain AOL services as the default service on our co-branded website. Under the terms of our marketing agreement with AOL, we will also pay AOL a guaranteed, non-refundable payment of $18 million, with $3 million paid on October 15, 1999 and the remainder payable quarterly during the term. In addition, we also issued AOL 134,454 shares or our common stock.

     Platinum Entertainment, Inc. We are the exclusive marketer of Custom CDs and downloaded music for Platinum, the largest independent music label in the United States with artists such as Peter Cetera, Roger Daltry, Crystal Gayle and Dionne Warwick. Platinum displays and promotes our Custom CDs on their PlatinumCD.com website, which has a direct hyperlink to musicmaker.com. Musicmaker.com also has exclusive license rights to Platinum's entire music catalog of approximately 13,000 songs.

     We have a marketing alliance and license agreement with Platinum that expires in September 2003. We currently have exclusive rights to Platinum's music content and to offer Custom CDs on Platinum's website. After the first two years of our alliance, however, Platinum may elect to provide its library on a non-exclusive basis to other custom compilation providers. Net profits from the sale of Custom CDs under the alliance are allocated based upon the song titles selected, from which website customer orders originate and the exclusivity of the alliance. Under this alliance, we may not use music content licensed from Platinum for sale of Custom CDs through an automated kiosk.

     Under our marketing and music content alliance with Platinum we intend to offer approximately 13,000 in MP3 format. We began offering these Downloads in the second quarter of 1999 and to date have approximately 10,000 Platinum songs available for Downloading in MP3 format.

     Audio Book Club, Inc. We have an exclusive marketing alliance with Audio Book Club, a provider of direct to consumer marketing of audio books with over
2.2 million audio users and buyers. Under this arrangement, musicmaker.com will be the exclusive provider of Custom CDs through the

AudioBookClub.com and BooksAloud.com websites and through print promotions in direct mailings to its members.

     Our marketing alliance with Audio Book Club expires in January 2002, with three-year renewals to be negotiated with terms no less favorable than the current arrangement. Under this alliance, musicmaker.com will promote its Custom
CDs:

 .  On Audio Book Club's websites.

 .  By participating in at least six direct mailings to club members per year.

 .  By sponsoring annual Valentine's Day and Christmas promotions.

   Net profits of sales to Audio Book Club members will be allocated based upon the license arrangements covering the songs selected. Audio Book Club may terminate the marketing alliance upon 30 days' notice after the first six months of the relationship.

     Trans World Entertainment Corporation. We have a non-exclusive marketing alliance with Trans World, one of the largest music retailers in the United States operating approximately 520 specialty retail music and video stores including approximately 320 mall locations under the names Record Town, Saturday Matinee, and F.Y.E., and approximately 200 freestanding stores under the names Coconuts Music and Movies, Planet Music, Strawberries and Waxie Maxie's. Under this alliance, musicmaker.com and Trans World established a co-branded, co-promoted marketing campaign to sell our Custom CDs over the Internet through Trans World's TWEC.com website.

     Our marketing alliance with Trans World is for a one-year term, renewable from year to year but terminable by either party upon 60 days notice after the first year. The term began upon activation of the link between musicmaker.com and TWEC.com. This alliance requires musicmaker.com to accept any music content owned or licensed and offered by Trans World for inclusion in Custom CDs. Musicmaker.com and Trans World will divide the gross revenues received from orders under the alliance based upon the license arrangement covering the content included on Custom CDs.

     Spinner Networks, Inc. We have an exclusive marketing alliance with Spinner Networks, Inc., a leading Internet radio broadcaster reaching approximately 1.5 million listeners monthly through its Spinner.com website. Under this alliance, musicmaker.com and Spinner Networks will establish a co-branded website through which we will sell our Custom CDs and Downloads through the Spinner.com website. We will also include monthly promotional sales of our Custom CDs and Downloads through our co-branded "music store" on the Internet.

Our exclusive marketing alliance with Spinner Networks is for a six month term and shall automatically renew for an additional six month period provided that Spinner Networks receives agreed upon minimum revenues during the initial term. After the first three months of the initial term, Spinner Networks may request that we remove access from the co-branded website to our Downloads. In connection with this alliance, we have agreed to purchase from Spinner Networks not less than $37,500 in media placements, including banner ads and sponsorship opportunities on Spinner.com, promoting our co-branded website. In June 1999, America Online announced that it had acquired Spinner Networks.

Affiliate Program

     We have positioned our website as part of an interconnected online music network through our affiliate program. This program will allow customers who visit affiliate websites to hyperlink to musicmaker.com through banner ads and other prominent displays. We allocate a portion of revenue from sales of Custom CDs to the referring affiliate.

Merchandising and Consumer Programs

     Insider's Club. Our Insider's Club membership program awards members a free song(s) on Custom CDs. This club allows us to collect user demographics, foster repeat purchases, and attempt to capture a greater portion of a member's purchases of Custom CDs and downloaded music. Consumers joining the Insider's Club submit personal and credit profiles to eliminate time and effort required for the collection of billing and shipping information.

     Special Promotional Sales. We have produced Custom CDs to marketers and retail partners for use as promotional items. We have specialized personnel who will target large companies for custom-made, promotional CD products.

     Targeted Consumer Marketing. We collect information on website visitors and customers such as point of origin, advertisement banner clicks, destination after leaving the musicmaker.com website, genres searched, previous purchases and geographic location. Additional customer specific marketing data is obtained through the musicmaker.com Insider's Club. This information is used to develop advertising strategies and marketing campaigns and serves as the basis for our one-to-one marketing efforts. We intend to deploy push-marketing programs consisting of targeted e-mails, which may include discount coupons and information regarding new releases and special sales and promotions. We have also developed a Music Advisor program based on "intelligent agent" software licensed from Net Perceptions, Inc. that compares consumers' interests based upon past purchases and other activities and provides personalized recommendations. Musicmaker.com believes that these personalized measures are important in building and maintaining customer loyalty and in positioning musicmaker.com as a preferred source of Custom CDs and downloaded music.

Pricing

     We price our Custom CDs to be competitive with pre-recorded CDs sold in retail locations. A five song Custom CD is priced at $9.95 with each additional song priced at $1.00 (songs that are longer than 5 minutes are charged an additional $0.20 per minute or fraction thereof), plus an additional charge for shipping and handling. Songs downloaded to a consumer's PC are priced at $1.00 per song unless another price is negotiated with the licensing record label.

Electronic Kiosks

     In 2000 we intend to offer our Custom CDs through stand-alone, touch screen, user-friendly kiosks placed in strategic locations. We intend to place these kiosks in retail music stores, university bookstores, national movie theater chains, major book chains, convenience stores, computer store chains, video chains, and other places frequented by potential music purchasers. Using musicmaker.com's privately developed kiosk system, a consumer can select up to 20 songs from a library of music stored locally in the kiosk. The Custom CD is fabricated on musicmaker.com's recording system housed within the kiosk and delivered automatically to the consumer within approximately five minutes of placing the order. We believe that the presence of these kiosks in strategic locations will further promote musicmaker.com as the premier brand for Custom CDs. We hope to have a prototype by mid-2000 and plan to have test kiosks in the market place by late 2000. Our license agreement with EMI does not grant us the rights to use EMI content in our kiosks.

Technology

     Our technology enables us to rapidly manufacture and ship Custom CDs that are equivalent in sound quality to pre-recorded CDs. This process technology consists of a storage and high speed CD fabrication system. That system runs across a high-speed fiber local area network managed and is controlled by software we developed.

     We store and maintain our digital library of music files in uncompressed format. The files are stored on multiple hard drive units which are known as arrays. Each array consists of five 18 gigabyte hard drives that holds approximately 90 gigabytes of digital information, or approximately 2,250 uncompressed songs. Each array can be expanded up to eight 36 gigabyte hard drives. Music data is typically received in digital format on pre-recorded CDs or digital audio tape. Some of the older titles are converted to digital audio tape from analog format prior to being transferred to the arrays for permanent digital storage.

     The array architecture is expandable and additional arrays can be added to accommodate an increase in our online music library. Using this method, our configuration can manage terabytes of musical data (or millions of songs of storage capability). We believe that the array configuration is a cost-effective storage method preferable to alternative systems including CD jukeboxes and optical jukeboxes as it can:

 .  Expand to store additional data as necessary.
 .  Provide rapid search and retrieval functions.
 .  Provide a more reliable search, retrieval and delivery capability.

  Moreover, alternative systems do not expand as easily or effectively and also contain fragile moving parts. Our arrays are complemented by a magnetic tape backup system, and each array can be re-recorded in approximately 60 minutes.

Database Management

     Our system uses a software program to manage the vast amount of digital music and customer information stored in the arrays. This program enables the system to:

 .  Scan the stored musical data by artist, title, music genre or key word.
 .  Retrieve the music from the arrays.
 .  Deliver the information to the fabrication units that produce the Custom CDs.

     The software runs on our workstation PCs that are linked to several magnetic storage arrays. These PCs run in parallel on our high speed network. As a result, any PC on the system can find musical information contained in any array. The database is maintained on various servers running a UNIX operating system. The workstations and PCs that run our web, storage, and news audio servers are built to our specifications.

CD Fabrication

     Our CD fabrication units automatically write musical information to a CD as well as print song titles, artist names, graphics, pictures and other personalized information on the CD. Each fabrication unit can have up to 2 CD-R drives and one CD printer. Each CD-R drive can write CDs at 8x, which is equivalent to writing a 60 minute CD in 7.5 minutes. After musical information is received by the fabrication unit, it sits in a queue and is assigned a consumer order number so that a customer can check on the status of their order online. With our current configuration, we have the capability of producing approximately 25,000 CDs per 24 hour period with plans to increase that capacity to 100,000 CD's per day by the summer of 2000. Because our production system is scalable, we expect to be able to add additional fabrication units at any time without any performance or quality degradation. The scalable feature of the fabrication units does not involve any modification to our software.

Fault Tolerance

     Our storage and production architecture uses redundant servers and a tape storage system for backup, to minimize downtime due to system outages or maintenance needs. The largest single point of failure in our storage system is a single magnetic disk or 36 gigabytes, approximately 1,000 songs, a relatively small portion of our music library. Our architecture provides a back-up system that allows continuous operation through redundant servers in the event of occasional component failure. Even in the event of a complete failure of an array, the system can redeposit the data digitally on the arrays using high speed backup at a rate of approximately 450 songs per hour.

musicmaker.com Website

     Musicmaker.com's website is easy to use, graphical in design and allows custom music selection of titles from our music library. The website has a built-in full-text search engine to allow customers to search by artist, title, genre and keyword to find and display appropriate songs or artists. Furthermore, each song has a 30-second sample track which customers can listen to prior to making a song selection.

     The website's personalization capabilities offer the option of printing a 40-character message on the CD surface itself, on the tray card and on the spines of the jewel box. Musicmaker.com also provides the capability for the customer to select an occasion-specific graphic such as a birthday cake, rose, or diploma to be printed on the CD surface.

Quality Assurance and Customer Service

     We believe that high levels of consumer service and support are critical to retaining and expanding our user base. After a CD is manufactured, it is loaded into our testing facilities where the music is sampled by computer to assure quality. The system also monitors the production process real time during fabrication, and performs error checking throughout. Custom CDs are then shipped usually within 24 hours of order.

     Our representatives respond to inquiries regarding our products and register consumers' credit card information over the phone. We believe that these representatives are a valuable source of consumer feedback which we use to improve our services. Customer service will be assisted by automated e-mails which notify consumers about the status of their orders.

Competition

     The market for providing music on the Internet is highly competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of websites on the Internet competing for consumers' attention and spending has proliferated. With no substantial barriers to entry, we expect that competition will continue to intensify.

     In addition to intense competition from Internet music retailers, we also face competition from traditional retail stores, including chains and megastores, mass merchandisers, consumer electronics stores and music clubs. Our most visible custom compilation competitors include CustomDisc.com, Cductive (acquired by EMusic.com) and amplified.com. Additionally, the major record labels, often with resources greater than musicmaker.com's, may decide to enter the Custom CD business directly and would as a result be potential competitors.

     We also face significant and increasing competition in the growing market to provide downloaded music, specifically for music files in MP3 format. Competition to provide downloaded music can currently be found on the websites of existing online music retailers such as Amazon.com, MP3.com and EMusic.com. Websites established by recording artists and record labels also make Downloads available. Catalogs of songs available in MP3 format are also provided and organized by Internet portals and other websites. We expect the competition to provide MP3 files to intensify with further entry by additional record labels, artists and portals, including those with greater resources and music content than musicmaker.com.

     In May 1999, Microsoft Corporation and Sony Corporation announced an agreement to make Sony's music content available for Downloading of singles from the Internet using Microsoft's multimedia technology. In May 1999, RealNetworks Inc. announced the introduction of its RealJukebox product, for recording and storage of CDs and Downloads and permitting customized playback. In June 1999, media company Cox Enterprises Inc. announced a joint venture and investment in MP3.com. In June 1999, Sony announced a partnership with Digital On-Demand to provide for digital delivery of its music catalog to in-store kiosks. In January 2000, Time Warner, Inc., parent of Warner Music, agreed to merge with America Online, Inc., giving Warner Music the potential for access to AOL's 20 million plus members and the potential to accelerate the record company's internet strategy. In January 2000, subsequent to its announcement regarding AOL, Time Warner announced that it would merge its Warner Music group and create a new joint venture with EMI, creating the world's largest music company with, according to the announcement one fifth of global music sales. In March 2000, Universal Music Group announced its intention to begin selling its music online by spring 2000, making its music available in digital form upon the launch of a secure Downloading format.

     We expect additional market trials and alliances by technology and music industry participants to continue as the music industry attempts to integrate emerging technology into its existing distribution methods. We also expect existing distribution technologies to continue to evolve and advance.

     Entrance of any of these competitors into the internet music market will materially impact the success of our business.

     Our ability to effectively compete in the online music industry will depend upon, among other things:

 .  Our ability to expand the list of song titles available from our online music library.
 .  Our success in obtaining content under our license agreement with EMI and others.
 .  Our continued promotion of the musicmaker.com website and brand and the appeal and success of such promotions.
 .  Our maintenance and improvement of the technical systems upon which our operations rely.
 .  Our ability to attract and retain experienced management, technical, marketing and sales personnel.
 . Our ability to provide a high quality, easy to use mechanism by which users can customize and purchase music at a reasonable price.

Employees

     We believe that our employees and their knowledge and capabilities are a major asset of musicmaker.com. As of March 1, 2000, we employed 67 full-time employees and 6 consultants. We believe that relationships with our employees are good. None of our employees are covered by collective bargaining agreements.

     There is significant competition for employees with the managerial, technical, marketing and sales skills required to operate our business. Our success will depend in part upon our ability to attract, retain, train and motivate highly skilled employees.

Intellectual Property and Trade Secrets

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual restrictions to protect our technology. It is our policy to require that those persons with access to our privately developed technology and information enter into confidentiality agreements with us upon the commencement of their employment, consulting or other contractual relationships.

     We seek to protect our storage and fabrication system under patents and our brand names as trademarks as noted below. Except as noted below, we presently have no other patents, trademarks or patent/trademark applications pending. Despite our efforts to protect or enforce any intellectual property rights, unauthorized parties may attempt to copy or duplicate aspects of our production system or to obtain and use information that we regard as privately developed or owned by musicmaker.com. Policing unauthorized use of our intellectual property is difficult, and there can be no assurance that our efforts to protect our intellectual property rights and trade secrets will be adequate or that our competition will not independently develop and patent similar or superior technology. In addition, the laws of some foreign countries may not provide protection of our intellectual property rights or trade secrets to as great an extent as do the laws of the United States.

     We expect that Internet music content providers including musicmaker.com will be increasingly subject to infringement claims as the number of issued Internet related and business model patents and music delivery websites increases and the functionality of music delivery systems based upon new technologies trend toward a similar appearance. Defending against infringement claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into additional royalty or licensing agreements. The additional royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, and could have a material adverse effect upon our business, results of operations, and financial condition.

Patents

     The U.S. Patent & Trademark Office has issued us three patents, which cover various aspects of producing Custom CDs and/or custom media on demand. These patents will expire in 2016. We are currently using our privately developed technology in the recording, storage, production and delivery of our custom compilation CD products. We own an additional U.S. patent application currently pending in the U.S. Patent & Trademark Office, which also relates to various aspects of producing Custom CDs and/or custom media on demand. We may use the technology covered by our patents and patent application in our business, or license them to other companies at a future time. We also own a pending international counterpart patent application corresponding to the subject matter of our U.S. patents and patent application. In addition, we have filed three U.S. patent applications relating to kiosk technology and CD jewel cases. International counterpart patent applications have also been filed in each of these two technical areas. We believe that our issued U.S. patents and our pending U.S. and international patent applications, if issued, will be valuable assets in the event a competitor or other person seeks to use the technology or the systems protected by our patent filings. In an infringement situation, we may be able to recover money damages, enjoin the infringing activity or negotiate a favorable license with an infringer. However there is no assurance that our issued or pending patents will not be challenged by current or former competitors, that we would be successful in resisting such challenges, or that any infringement action that we might bring would be successful.

Trademarks

     We own a number of trademarks based on our use of those marks in commerce, and have applied to the U.S. Patent and Trademark Office to federally register those marks as well as others based on our intent to use them. We use the marks MUSIC CONNECTION TM and MUSICMAKER TM, in commerce, and have applied to register each of these trademarks with the U.S. Patent and Trademark Office. We have also filed two additional trademark applications for CD KIT TM and MUSICMAGIC TM based on our intent to use those marks. There is no assurance that such trademarks will be issued or that they will be enforceable against challenges by current or future competitors or others.

Item 2.    Properties.
---------------------

     Our Reston, Virginia office occupies approximately 4,500 square feet of general office space. The monthly rent for this space is approximately $8,000.
Our lease is set to expire in June 2005.   In September 1999, we entered into
another lease at a new Reston, Virginia location for 20,566 square feet of office space. This lease was subsequently amended in November 1999, increasing our space by an additional 10,695 square feet to 31,261 square feet. The term of this lease expires on December 31, 2009. The monthly rent for this space ranges from approximately $61,000 during the first year of the lease to approximately $92,000 in the final year of the term. We took possession of our new facility in April 2000.

     In March 1999, we entered into a ten-year lease for 3,712 rentable square feet of general office space located in New York City. In October 1999, musicmaker executed an agreement surrendering possession of this office space. In October 1999, we entered into a ten-year lease for 7,566 rentable square feet of general office space for our new headquarters located in New York City. The rent for this space is approximately $32,000 per month with an approximately 8% escalation in rent on the third anniversary and an additional 4% escalation on the seventh anniversary.

Item 3.    Legal Proceedings
----------------------------

        On February 25, 2000, certain current or former shareholders of the company commenced a securities class action law suit in the United States District Court for the Central District of California (the "Action"). The Action is brought on behalf of all public investors who purchased our common stock between July 7, 1999 and November 15, 1999, including investors purchasing in our initial public offering as well as those purchasing in the open market. Named as defendants are musicmaker.com, Inc., The EMI Group, EMI Recorded Music, EMI Recorded Music North America, Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A. B. Smith and John A. Slokas.

        The complaint in the Action alleges that, among other things, that plaintiff and members of the putative class were damaged when they acquired our common stock, as a result of material omissions and misstatements in certain of our press releases, analyst reports and our public filings with the Securities and Exchange Commission that caused our stock price to be inflated. The complaint in the Action alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Plaintiffs seek compensatory damages and/or rescission against defendants, as well as attorneys' costs and fees.

        On March 2, 2000, and March 29, 2000, respectively, two additional class action complaints were filed in the United States District Court for the Central District of California (the "Follow-On Actions" or together with the Action, the "Actions"). The Follow-On Actions are virtually identical to the Action except that one of the actions also names Mark A. Fowler as a defendant and only asserts claims under the Securities Act of 1933.

        The Company believes the allegations of the Actions are without merit and intends to defend them vigorously. However, this lawsuit could materially and adversely affect the company's financial condition and results of operations based on a number of factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement.

        In 1998, we received notice from Magix Entertainment Products GmbH, a German company claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in the federal Southern District Court of New York, Musicmaker.com, Inc., v. Magix Entertainment Prods. GmbH, No. 99 Civ. 11577 (BSJ)(S.D.N.Y.), vesting exclusive jurisdiction over our domain name. The case is pending, and no decisions have been rendered in the litigation. Though we currently believe that we remain in compliance with the terms of our settlement agreement, there remains a risk that should we be unsuccessful in such litigation we may lose access to and our rights in the domain name MUSICMAKER.COM. Loss of access to and loss or our rights in the domain name MUSICMAKER.COM could detrimentally and materially affect the financial condition and results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

Not applicable.


PART II

Item 5.    Market For Registrant's Common Equity and Related Stockholder
------------------------------------------------------------------------
           Matters.
           --------

Market Price of our Common Stock.

Our common stock is listed on the Nasdaq National Market ("Nasdaq") under the symbol "HITS." At March 15, 2000, we had 33,132,000 shares of common stock outstanding, held by approximately 226 shareholders of record. This does not reflect persons or entities that had their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by Nasdaq for the relevant fiscal quarters since our initial public offering on July 7, 1999. Prior to that time, there was no public market for our common stock.



1999 Quarterly Period          High Bid Quoted    Low Bid Quoted
---------------------          ---------------    --------------
Third Quarter (7/7 - 8/31)     $28.125            $7.625
Fourth Quarter                 $11.625            $5.500


2000 Quarterly Period          High Bid Quoted    Low Bid Quoted
----------------------------   ---------------    --------------
First Quarter (1/1 - 3/15)     $ 7.000            $3.875


On March 15, 2000, the last sale price of our Common Stock on Nasdaq was $4.219 per share.

Dividend Policy

We have not paid dividends on our common equity in the two most recent fiscal years. We expect to retain any earnings we may achieve for the development and expansion of our business and do not anticipate paying dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Shares.

     In August 1999, musicmaker.com issued 1,937,008 shares of its common stock to Zomba Record Holdings B.V., a Netherlands entity, in exchange for causing twelve of its affiliated entities to execute license agreements with musicmaker.com, providing the potential for access to such entities' music recordings for use in online sales of Custom CD compilations. For additional information regarding the license agreements with affiliated entities of Zomba Record Holdings B.V., see "Music Content" above.

     In August 1999, musicmaker.com issued 275,000 shares of its common stock to Tee Vee Toons, Inc., a Delaware corporation, in exchange for and in connection with the parties' entering into a license agreement granting musicmaker.com exclusive access to sound recordings for custom compilation services and non-exclusive access for Downloading for a period of five years.

     In August 1999, Boston Financial & Equity Corporation exercised in full its warrant, at an exercise price of $2.06 per share, to purchase 14,524 shares of musicmaker.com common stock.

     In September 1999, musicmaker.com issued 134,454 shares of its common stock to AOL, and agreed to make guaranteed payments of $18 million, in exchange for and in connection with AOL's entering into an interactive marketing agreement with musicmaker.com establishing a co-branded website and providing a certain number of advertising impressions on AOL's network of products and services. For additional information regarding our interactive marketing agreement with AOL, see "Marketing Alliances" above.

     In December 1999, musicmaker.com issued a warrant exercisable for 100,000 shares of our common stock to GunnAllen Holdings, Inc, in exchange for financial consulting services. The warrant is exercisable for a period of two years and is exercisable at $7.25 per share, the closing price of our common stock on Nasdaq on the day prior to the issuance of the grant.

     Also in December 1999, musicmaker.com issued a warrant exercisable for 20,000 shares of our common stock to Don Maggie for consulting services. The warrant is exercisable at $7.25 per share, based upon the closing price on the day prior to the issuance of the grant.

     In February 2000, musicmaker.com issued 8,230 shares of its common stock to Metal Blade Records, a California corporation, in exchange for and in connection with the execution of a license agreement by Metal Blade Records granting exclusive rights to such entities sound recordings for use in Custom CD compilation services.

     In January 2000, musicmaker.com issued a warrant exercisable for 58,824 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement, granting musicmaker.com access to certain sound recordings for inclusion in its Custom CD compilation service for a period of five years. The warrants are exercisable for a period of five years at $5.95 per share, based upon the average closing price of our common stock on the Nasdaq for the five days prior to the execution of the Cheap Trick license agreement.

     In February 2000, musicmaker.com issued warrants exercisable for up to 150,000 shares or our common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they have agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining webcasting and other broadcast opportunities on behalf of musicmaker.com. The warrants are exercisable for a three-year period at $5.06 per share, based upon the average closing price of our common stock on Nasdaq for the five days prior to execution. Options for 75,000 shares vest on the first anniversary of the grant and an additional 75,000 shares vest on the second anniversary of the date of the grant.

     All the above transactions were exempt from registration under Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities.

     On July 7, 1999, the Company consummated an initial public offering of its common stock. The registration statement on Form S-1 (333-72685) relating to the initial public offering was declared effective on July 6, 1999 by the Securities and Exchange Commission. Ferris, Baker Watts, Incorporated was the managing underwriter of the offering. On July 12, 1999, the Company, a selling stockholder participating in the offering and the underwriters held a closing for the sale of 8,400,000 shares at an offering price of $14.00 per share, allocated between the Company and the selling stockholder as noted below. On August 6, 1999, the underwriters exercised a portion of their overallotment option for the purchase of an additional 360,000 shares of common stock to be sold solely by the Company at $14.00 per share. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and a selling shareholder of the Company in the offering were as follows:

                                   Shares Registered     Aggregate Price       Shares Sold     Aggregate Price Sold
                                                            Registered
--------------------------------------------------------------------------------------------------------------------
The Company                          6,587,803           $92,229,242            5,687,803        $79,629,242
--------------------------------------------------------------------------------------------------------------------
The Selling Shareholders             3,072,197           $43,010,758            3,072,197        $43,010,758
--------------------------------------------------------------------------------------------------------------------

     The Company incurred the following expenses with respect to the offering, none which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:


 Underwriting Discounts
 and Commissions             Underwriters' Expenses         Other Expenses              Total Expenses
-------------------------------------------------------------------------------------------------------------
       $6,825,447                     0                       $1,914,523                  $8,739,970
-------------------------------------------------------------------------------------------------------------

     The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $70,889,272. An estimate of how these proceeds have been applied by the Company during the period July 7, 1999 through December 31, 1999 is as follows:


Purchase and installation of machinery, equipment
 and leasehold improvements                                      $1,932,071
Repayment of indebtedness                                        $1,592,505
Online and Traditional Advertising                               $4,436,621
Strategic Alliances                                              $1,542,331


     The remainder of the offering proceeds has been either allocated for working capital purposes or has been invested in money market accounts.

Item 6.    Selected Financial Data
----------------------------------

The following selected financial data should be read in conjunction with the financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the period from April 23, 1996, inception, to December 31, 1996 and the years ended December 31, 1997, 1998 and 1999, and the balance sheet data at December 31, 1997, 1998 and 1999 are derived from the financial statements of musicmaker.com and are included elsewhere in this Annual Report on Form 10-K. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period.


Consolidated Statement of Operations Data               Period from
                                                      April 23, 1996
                                                      (inception) to                          Year ended December 31,
                                                       December 31,      ----------------------------------------------------------
                                                           1996                  1997                  1998                1999
                                                       --------------    ------------------    ------------------    --------------
Net Sales..........................................    $     8,355          $    13,432           $    74,028          $  1,043,841
Cost of sales......................................          2,590              450,455               677,700             2,314,210
                                                       -----------          -----------           -----------          ------------
Gross profit.......................................          5,765             (437,023)             (603,672)           (1,270,369)
Operating expenses:
 Sales and marketing...............................              -                7,780               929,661             7,682,436
 Operating and development.........................         64,029              244,541               804,811             1,596,505
 General and administrative........................        306,381            1,360,856             2,334,438            17,295,969
                                                       -----------          -----------           -----------          ------------
Total operating expenses...........................        370,410            1,613,177             4,068,910            26,574,910
                                                       -----------          -----------           -----------          ------------
Loss from operations...............................       (364,645)          (2,050,200)           (4,672,582)          (27,845,279)
Net interest (expense) income......................         (2,667)             (33,957)               17,815             1,150,550
                                                       -----------          -----------        --------------        --------------
Net loss...........................................    $  (367,312)         $(2,084,157)          $(4,654,767)         $(26,694,729)
                                                       -----------          -----------        --------------        --------------
 Basic and diluted net loss per share..............    $     (0.19)              $(0.52)               $(0.94)               $(1.34)
                                                       ===========          ===========         =============         =============
Weighted average shares outstanding................      1,934,078            4,040,985             5,094,518            20,389,891
                                                       ===========          ===========        ==============        ==============


Consolidated Balance Sheet Data                                                       At December 31,
                                                   ---------------------------------------------------------------------------------
                                                         1996                  1997                  1998                  1999
                                                   ------------------    ------------------    ------------------    ---------------
Cash and cash equivalents..........................        412,072          1,401,982               972,954            58,290,808
Working capital....................................       (372,844)           251,195              (369,286)           56,295,669
Total assets.......................................        486,725          1,729,375             3,233,963           165,400,220
Debt, long-term portion............................              -                  -               726,786               171,429
Convertible preferred stock........................              -          1,493,568             2,776,782                     -
Total stockholders' (deficit) equity...............       (345,572)          (895,233)           (1,654,750)          161,244,771

Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
           Results of Operations
           ---------------------

Note Regarding Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's limited operating history, its ability to obtain content under its license agreement with EMI Recorded Music and its license agreements with other content providers, its ability to obtain additional licenses and strategic marketing alliances or to maintain existing ones, general economic and business conditions with respect to the Internet and online commerce, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in section entitled "Factors That May Affect Our Business, Financial Condition and Results of Operation" in this Form 10-K.

     Forward-looking statements speak only as of the date of this Form 10K. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

     The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-K.

Overview

  Musicmaker.com, Inc. was incorporated in April 1996 ("Inception"). On July
31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with leading online and offline music marketers including Columbia House and TransWorld Entertainment. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI. The Company was granted a five year exclusive worldwide license to include the music content that EMI makes available to us in its discretion for use in our online sales of custom CDs. The relationship with EMI is expected to give the Company the potential for access to some of the tracks from EMI artists and hopefully to a good portion of the extensive music catalog of this major record company. In connection with our license agreement with EMI, we will amortize approximately $17,300,000 in each of the next five years.

  In September 1999, the Company entered into an interactive marketing agreement with AOL under which AOL has agreed to promote and distribute the Company's services and products to its user base. The parties have also agreed to establish and share net profits generated under a co-branded interactive website through which AOL users can purchase the Company's custom CDs and Downloads. In exchange for the Company's rights hereunder, 134,454 shares of common stock were issued to AOL.

In addition, the Company made an initial $3,000,000 mandatory payment to AOL and agreed to make additional quarterly payments of $1,500,000 for marketing efforts through September 30, 2002.

  In October 1999, the Company entered into a marketing agreement with Platinum Entertainment, Inc. ("Platinum") under which Platinum purchased prominent advertising and promotion positioning in musicmaker's Christmas and Holiday music promotions for the fourth quarter of 1999. The marketing services consisted principally of an interface and link between the musicmaker website and the Platinum website, which site was accessed by an icon on the musicmaker site as a link to the Platinum site. In exchange for marketing services rendered, Platinum agreed to pay the Company $500,000 in cash or common stock of Platinum, which form of payment was to be determined in Platinum's sole discretion. Accordingly, on February 1, 2000, Platinum issued 166,667 shares of its unregistered common stock, par value $.001 per share, to musicmaker.com.

  In November 1999, Beastie Boys, EMI Recorded Music and EMI's Grand Royal/Capitol label entered into an exclusive agreement with musicmaker.com to make 170 songs available for compilations, including obscure and out-of-print B-sides, remixes, compilation tracks, live versions and other rarities performed by the Beastie Boys for a limited period of time. The custom CD offered fans to select up to 40 of their favorite Beastie Boys songs on 2 CDs for $17.85. The one-time promotion ended January 31, 2000.

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

     The Company also earns revenues from the sale of advertisements. The advertising product consists of banner advertisements that appear on pages within musicmaker.com's Web site. Hypertext links are embedded in each banner advertisement or button to provide the user with instant access to the advertiser's web site, to obtain additional information, or to purchase products and services.

     Another source of revenue to the Company is derived from contracts for the integration of music content into customers' media properties. These development fees are recognized as revenue once the related activities have been performed and the music is available in the customer's media format.

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

     The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early years, particularly companies in new and rapidly evolving markets such as electronic commerce. In addition, the Company's net sales depend substantially upon the level of activity on its website, the amount and quality of content provided under its EMI license agreement and other license agreements, its ability to obtain popular content from other sources, and the success of its Columbia House print promotions. Although the Company has experienced growth in its operations, there can be no assurance that the Company's net sales will continue at its current level or rate of growth or will continue to grow at all.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Sales. Net sales include the selling price of products sold by the Company, net of returns, sales promotions and discounts. The Company's net sales increased 1310% to $1,043,841 for the year ended December 31, 1999 compared to $74,028 for the year ended December 31, 1998. In the fourth quarter of 1999, sales were positively impacted by the promotion of the Beastie Boys anthology. Sales of the Beastie Boys custom CDs approximated $150,000 in 1999. The growth of net sales resulted from a significant increase in the number of units sold due to further development of our customer base, repeat purchases from the Company's existing customers, the continued expansion of our music library and the ongoing print promotion with Columbia House and other strategic partners which provided heavier Internet traffic and access to additional customer bases. The Company also recognized $450,000 of advertising revenue from Platinum in the fourth quarter of 1999.

     Cost of Sales. Cost of sales principally consist of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Production costs include jewel cases, CD trays and CD inserts. The Company's cost of sales have increased significantly as it has entered into new licensing agreements to further expand and develop its music library. Cost of sales increased 241% to $2,314,210 for the year ended December 31, 1999 compared to $677,700 for the year ended December 31, 1998. Cost of sales consist primarily of royalty advances that were paid upon signing of royalty agreements with independent music labels of $1,975,500 for the year ended December 31, 1999 compared to $614,000 for the year ended December 31, 1998.

     Operating and Development Expenses. Operating and development expenses increased 98% to $1,596,505 for the year ended December 31, 1999 compared to $804,811 for the year ended December 31, 1998. The increase is attributable to increased spending on website maintenance and equipment expense, increased staffing and associated costs related to enhancing the features and functionality of the Company's website and computer systems. Operating and development expenses are expected to increase in future periods as a result of anticipated personnel additions and additional equipment and maintenance expenses associated with the expansion of the Company's technical operations.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expenses all advertising costs as incurred. Sales and marketing expenses increased 726% to $7,682,436 for the year ended

December 31, 1999, compared to $929,661 for the year ended December 31, 1998. The increase is primarily attributable to increased advertising expenses in connection with our Columbia House print promotion, radio advertising promoting the Beastie Boys anthology as well as online promotions and third party advertising services. Sales and marketing expenses are expected to continue to increase as the Company promotes its expanding music library utilizing the promotions referred to above and, perhaps, others. The Company expects sales and marketing expenses to increase significantly as it endeavors to increase its customer base, drive traffic to its website and enhance brand name awareness. While the Company is hopeful that its net sales will also increase in future periods so that its sales and marketing expense will not continue to represent an increasing percentage of net sales, the Company is not able to predict whether its net sales will increase by a sufficient amount for this to occur. No assurance can be given that the Company will achieve increased net sales or that sales and marketing expense will not increase as a percentage of net sales.

     General and Administrative Expenses and Amortization Expense. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other expenses associated with corporate functions, the amortization of intangibles and other general and corporate expenses. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. For the year ended December 31, 1999, general and administrative expenses increased 641% to $17,295,969 compared to $2,334,438 for the year ended December 31, 1998. Excluding amortization, general and administrative expenses increased 140% to $5,497,563 for the year ended
December 31, 1999, compared to $2,289,438 for year ended December 31, 1998.
The increase in general and administrative expenses was primarily due to an increase in personnel to support the Company's expanding operations. As a result, salaries and wages, benefits, and other employee related costs increased as well as recruiting and payments to temporary personnel agencies. Rent, equipment, and office expenses also increased as a result of the expansion. Amortization expense increased 3757% to $11,798,405 for the year ending December 31, 1999, compared to $45,000 for the year ended December 31, 1998. The increase in amortization of intangibles was due primarily to the amortization of the license fees to EMI and Zomba.

     Interest Expense/Income. Interest income was $1,535,077 for the year ended December 31, 1999 compared to $17,815 for year ended December 31, 1998. The increase in interest income is due to the higher level of invested funds available as a result of the Company's initial public offering. Interest expense for the year ended December 31, 1999 was $384,527, compared to none for the year ended December 31, 1998. The interest expense for the year ended December 31, 1999 is attributable to the interest associated with the Company's outstanding convertible notes that were converted to common stock upon consummation of the Company's initial public offering in the third quarter of the current year.

     Accretion of Preferred Stock Warrants. Upon completion of our initial public offering, all outstanding shares of Series A, Series B and Series C convertible preferred stock were converted into 1,908,729 shares of common stock and all outstanding convertible notes payable were converted into 968,252 shares of common stock. Upon conversion of the Series A preferred stock into common stock, the remaining discount of $641,106 on the Series A preferred stock was recorded. Accretion recorded for the year ended December 31, 1999 was $723,318 compared to $118,051 for 1998. The accretion did not affect the Company's cash flows. The Series B and Series C preferred stock warrants converted into common stock warrants upon completion of the initial public offering.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net Sales. Net sales for the year ended December 31, 1998 were $74,028 compared to $13,432 for the year ended December 31, 1997. The generation of net sales resulted from development of our customer base, expansion of our music library and the formation of strategic alliances with online music companies including Columbia House, N2K and Platinum which provided Internet traffic and access to additional customer bases.

     Cost of Sales.   Cost of sales for the year ended December 31, 1998 were
$677,700 compared to $450,455 for the year ended December 31, 1997. Cost of sales included royalty advances that were paid upon signing of license agreements with independent music labels of $614,000 for the year ended December 31, 1998 and $447,500 for the year ended December 31, 1997. For the year ended December 31, 1998 content costs accounted for $10,258 or 2% of cost of sales and production costs accounted for $32,086 or 5% of cost of sales. Postage and mailing costs accounted for $2,382 and credit card costs accounted for $2,095 for the year ended December 31, 1998, or a combined 1% of cost of sales. For the year ended December 31, 1997, production costs accounted for $2,955, or 1% of cost of sales.

     Operating and Development Expenses.   Operating and development expenses
include expenses associated with enhancing the features and functionality of our website and related systems. Operating and development expenses were $804,811 for the year ended December 31, 1998 compared to $244,541 for the year ended December 31, 1997. For the period ended December 31, 1998, operating and development expenses were primarily attributable to our network and website maintenance of $138,996, equipment expense of $102,304, consultant expense of $431,848 and salary expense of $117,937. For the year ended December 31, 1997, operating and development expenses were primarily attributable to our network and website maintenance of $122,211, and consultant expense of $122,330.

     Sales and Marketing Expenses. Sales and marketing expenses were $929,661 for the year ended December 31, 1998 compared to $7,780 in the year ended December 31, 1997. Sales and marketing expense for the year ended December 31, 1998 consisted primarily of print advertising, expenditures incurred in the development of our strategic alliances and increases in sales and marketing personnel.

     General and Administrative Expenses.   General and administrative expenses
were $2,334,438 for the year ended December 31, 1998 and $1,360,856 for year ended December 31, 1997. For the year ended December 31, 1998, general and administrative expenses consisted primarily of $375,305 for salary, bonus and other payroll related expense, $305,873 for amortization of intangibles, $317,199 for legal and professional fees, $33,806 for equipment leasing expense, $225,000 for warrant expense and $75,848 for rental expense. For the year ended December 31, 1997, general and administrative expense primarily consisted of $954,320 for consulting expense, $211,111 for legal and professional expense, and $92,817 for travel expense.

     Interest Expense/Income. Interest income for the year ended December 31, 1998 was $17,815 compared to interest expense of $33,957 for the year ended December 31, 1997. The 1997 interest expense was attributable to convertible notes which were converted to common stock in June 1997. Musicmaker.com did not have any interest expense associated with debt during the year ended December 31, 1998.

Liquidity and Capital Resources

  In the year ended December 31, 1999, the Company's combined balance of cash and cash equivalents increased by $57,317,854.

  The Company's operating activities used cash of $13,661,525 in the year ended December 31, 1999. The net loss of $26,694,729 for the current year was offset significantly by non-cash charges of 13,842,509 including depreciation and amortization of $12,081,970, primarily in connection with the EMI license. Another non-cash item offsetting the net loss was a charge for services received in exchange for stock and warrants totaling $1,474,269. Increases to other assets used $2,086,013 while increases in accounts receivable and prepaid expenses were offset by decreased accounts payable. Increased accrued expenses of $1,847,411 were offset by a reduction of $625,219 to accrued compensation payable to related parties. An increase to deferred revenues provided $125,000 while reductions to long-term obligations used $42,857.

  Net cash used in operating activities totaled $3,519,777 in the year ended December 31, 1998. The net loss of $4,654,767 was offset by non-cash charges totaling $702,584 including depreciation and amortization of $203,122. Increases to accounts payable, accrued expenses and long-term obligations provided $554,393 of funds.

  Cash used in investing activities was $2,370,584 for the year ended December 31, 1999 and $217,961 for the year ended December 31, 1998. In both years the cash used in investing activities was for the purchase of property and equipment, including computer equipment and software, leasehold improvements, and furniture and other office equipment.

  Net cash provided by financing activities was $73,349,963 for the year ended December 31, 1999. Net cash provided by financing activities was primarily through the issuance of common stock through an initial public offering for $79,629,242, net of underwriters' fees and commissions and expenses of $8,739,970. Net cash provided by financing activities for the year ended December 31, 1998 was $3,308,710. The issuance of convertible preferred stock provided $1,568,033 while the issuance of common stock provided $1,344,302.

  On January 8, 1999, the Company signed a lease line agreement which provides leasing for computer and related equipment as well as CD fabrication equipment of up to $200,000 between the signing of the agreement and June 8, 1999. Any equipment leased under this agreement will have a 24-month lease term, and at the end of the lease term the Company will either be obligated to buy the equipment at 10% of the original equipment cost or extend the lease term for an additional 24 months. Borrowings under this lease line agreement require payments due in advance with a monthly rental factor of .0498 for the first twenty-four months. The actual monthly rental will be determined by multiplying the cost of the equipment by the applicable monthly rental factor, plus any monthly maintenance charges. The Company will provide the lessor with a first security interest in the equipment leased under this agreement for the duration of the term of the lease. The Company also signed the first lease under this agreement which will have a monthly rental payment of $8,261. As part of the lease line agreement, the Company issued a warrant to purchase 14,524 shares of its common stock at $2.06 per share, which was exercised in August, 1999. The Company recorded an expense in 1999 of $16,021 related to the issuance of this warrant.

  On February 12, 1999, the Company signed a loan and security agreement with a financial institution for a credit facility of up to $250,000 in a revolving line of credit for equipment and software purchases and general working capital and up to $100,000 in a cash secured letter of credit, all of which has been borrowed. Borrowings under this line of credit bear interest at the bank's prime rate of interest plus 2%. The line of credit is secured by a blanket security interest on all of our assets including general intangibles and excluding previously leased equipment. The line has financial covenants, including minimum net worth and liquidity ratios. At December 31, 1999, no balance was outstanding under this line of credit.

  On April 8, 1999, the Company issued a warrant to purchase 242,077 shares of common stock at $1.98 per share to a consultant for services rendered in connection with the negotiation of our Columbia House marketing alliance. The Company recorded an expense of $464,415 related to the issuance of this warrant.

  On June 8, 1999, the Company entered into a license agreement with EMI. Under this agreement, the Company issued 15,170,860 shares of common stock valued at an estimated fair market value of our common stock, as determined by the Company's Board of Directors at June 8, 1999, to be $5.71 per share in exchange for a five-year license which provides us with exclusive rights to use the content EMI makes available for online sales of custom CDs. The license fee of $86,625,610 will be written off as a non-cash charge of approximately $17,300,000 in each year over the next five years, the term of the license. In addition, the Company will make royalty payments to EMI for sales of custom CDs that include EMI's content.

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

  At December 31, 1999, the Company had $58,290,808 in cash and cash equivalents compared to $972,954 for December 31, 1998. The Company believes that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, although it may seek to raise additional capital during that period. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that any additional financing will not dilute shares held by musicmaker.com's stockholders.


Year 2000 System Costs

  For the purposes of Year 2000 compliance, the corporate MIS department has managed the task of verifying that all of the Company's internal transaction processing systems are date compliant. This process was initiated in order to ensure the Company would be able to continue operations without disruption after January 1, 2000. As of the date of this filing, the Company's principal transaction processing software through which nearly all of the Company's business is transacted has not experienced any significant problems associated with Year 2000 date compliance. The Company also utilizes electronic data exchange systems operated by third parties, as well as computers, software, telephone systems and other equipment used internally. None of these systems have experienced any significant Year 2000 compliance problems.

  Historical and estimated costs in preparation for Year 2000 compliance to this point have not been material. Although future anticipated costs are difficult to estimate with any certainty, the Company does not anticipate any future material expenditures related to Year 2000 compliance.

  At the current time, the Company's anticipates that all systems and applications will remain Year 2000 compliant. There can be no assurance, however, of complete compliance based on the status to date. It is unlikely that any single system will have an adverse effect on the Company as a whole.
If a problem were to occur, contingency plans will involve the procurement of standardized commercial off-the-shelf replacement modules for internal applications and business functions as well as replacing non-compliant third party software with software that is Year 2000 compliant. At present there are no indications that contingency plans will be necessary or that there will be revenue disruptions, however, there can be no assurances that future disruptions will not occur.



                FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

     The risks described below are the most significant factors causing any investment in musicmaker.com to involve a high degree of risk. As a result of any of the risks we encounter, our business, financial condition and results of operations could be materially adversely affected. In addition, any of these adverse effects could cause the trading price of our common stock to decline.

We have a limited operating history, have incurred losses and may continue to realize losses. We also have an accumulated deficit that may continue to increase.

     We began commercial operations in November 1997. Accordingly, we have a limited operating history and we face all of the risks and uncertainties encountered by early stage companies in new, unproven and rapidly evolving markets. Among other things, our business will require:

 .  Expanding the content available in our online music library.

 .  Increasing awareness of the musicmaker.com brand.

 .  Increasing our customer base.

 . Attracting and retaining talented management, technical, marketing and sales personnel.

     If we are unable to achieve any of these goals, or other requirements for the successful growth of an early stage Internet commerce company, our business, financial condition and results of operations may be materially adversely affected.

     We have had net losses in each period since we began operations. We anticipate that these losses may continue for the foreseeable future as our operating expenses continue to increase. We reported a net loss of $26,694,729 for the year ended December 31, 1999. We reported net losses of $4,654,767 for the year ended December 31, 1998 and $2,084,157 for the year ended December 31, 1997. As of December 31, 1999, we had an accumulated deficit of $33,810,150. In connection with our license agreement with EMI, we will amortize approximately $17,300,000 in each of the next four years. There can be no assurance that we will ever achieve profitable operations or generate significant revenue with our current products and strategy. Investors seeking further financial data and analysis should review the consolidated financial statements included in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The success of our business and growth of our online music library significantly depend upon our license agreement with EMI.

     We believe that our license agreement with EMI is a critical component of our operations and is necessary to our achievement of any significant commercial success. We currently have exclusive rights under a worldwide license to include in online sales of our Custom CDs the content that EMI elects to make available, however, EMI is under no obligation to grant us any content at all. To date, we have received approximately 37,000 songs. Further, the use of any EMI music content made available to musicmaker.com, may be severely limited and restricted by EMI. EMI can also revoke or terminate any rights to music content previously granted. Our exclusive rights under the license agreement automatically become non-exclusive upon the occurrence of triggering events contained in our agreement. Our agreement does not limit or prevent EMI or any of its affiliates from offering directly to the public Custom CDs manufactured by them, independent of musicmaker.com, nor does it obligate EMI to grant us any music for Downloading.

     In the event of a termination of our EMI license agreement, any failure of EMI to continue to provide access to music content, or the occurrence of an event making our rights non-exclusive, our business, results of operations and financial condition will be materially adversely affected. We may not be able to negotiate a comparable agreement with other major labels, on terms favorable to us, if at all.

      Time Warner recently announced that its music division, Warner Music, would merge with EMI, creating the world's largest music company. We are unable to predict what if any effect any of the agreements above or any future agreements between EMI and other entities will have on our current license agreement and our access to any sound recordings thereunder.

Musicmaker.com and certain of its officers and directors have been named as defendants in several class action lawsuits filed in United States federal court.

      Musicmaker.com and certain of its officers and directors have been named as defendants in several class action lawsuits filed in United States federal court for the Central District of the State of California. Each compliant alleges violations of the federal securities laws. These lawsuits, like any litigation faced by corporate entities, has the potential to be a drain on our resources and a distraction to our officers and employees. Legal fees and expenses, although we believe them to be covered by insurance, could be a significant drain on our financial resources and, to the extent that our officers and directors are busy responding to issues involving litigation rather than our day to day operations and managing the growth of our Company, such activities would be a drain on the time of our officers and directors. Moreover, any judgment or settlement entered into in connection with these suits could have a material adverse effect on our business, financial condition and results of operations.

We need to develop and increase public recognition of the musicmaker.com brand.

     Our future success and growth significantly depend upon our promotion and favorable consumer perception of the musicmaker.com brand. Increased recognition and awareness of the musicmaker.com brand will largely depend upon our advertising and promotional efforts, our strategic marketing alliances, and our continued provision of a high quality product and high level of customer service. There can be no assurance that these efforts will result in increased brand recognition, or if brand recognition is increased, that we will experience a corresponding increase in our sales.

The success of our business significantly depends on continued growth of online commerce.

     Purchasing products and services over the Internet is a relatively new market. Our future revenues and profits are substantially dependent upon widespread consumer acceptance and use of the Internet and other online services as a medium for commerce. Rapid growth of the use of the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce, especially for music and related products and services. Demand for products and services over the Internet are subject to a high level of uncertainty, and there are few proven products and services. For us to grow, consumers who have historically used traditional means of commerce will instead need to purchase products and services online, and as a result the Custom CD and downloaded music markets may not be viable without the growth of Internet commerce.

Our operations significantly depend upon maintenance and continued improvement of the Internet's infrastructure.

     The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, bandwidth, data capacity and security. Improvement of the Internet's infrastructure will also require the timely development of complementary products, providing reliable Internet access and services.

     The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face similar outages and delays in the future. Outages and delays are likely to affect the level of Internet usage, the level of traffic on our website and the number of purchases on our website. In addition, the Internet could lose its viability as a mode of commerce due to delays in the development or adoption of new standards to handle increased levels of activity or due to increased government regulation. The adoption of new standards or government regulation may also require us to incur substantial compliance costs.

Sale of Custom CDs and digital delivery of music online is novel and unproven.

     Musicmaker.com is based on a novel and unproven business model. It is impossible to predict the degree to which consumers will use the musicmaker.com service, the level of consumer acceptance for our Custom CD and download products, or consumer demand for content included in our online music library. It is also difficult to anticipate the level of acceptance of our distribution model by additional record labels, specifically additional major record labels. Recently, a number of online digital music websites have been subject to lawsuits from artists, record labels and trade associations as a result of their distribution, or facilitation of distribution, of music for which they do not have sufficient licensing rights. We will be successful only if consumers and record labels respond favorably to our business model and our Custom CDs and downloaded music.

Factors influencing consumers' acceptance of our Custom CDs and downloaded music include:

 . Our ability to provide high quality Custom CDs and downloaded music at competitive prices.

 . Our maintenance of a user-friendly ordering process and a high level of customer service.

 . Consumers' desire to conduct online commerce, specifically their demand for Custom CDs.

Factors influencing record labels' acceptance of our business model include:

 . The belief that sales of Custom CDs and downloaded music will enable record labels to gain market exposure for artists and titles in their catalog that are not on any current music charts.

 . The belief that Custom CDs will generate additional revenue without adversely affecting traditional distribution methods and existing retail pricing for CDs.

 . The belief that musicmaker.com will be able to assist in the protection of record label's intellectual property rights.

     Should we encounter difficulty with any of the factors above, or other factors associated with consumer or record label acceptance of our business model, it is possible that we will never achieve profitability.

Intense competition for online music sales and continued entry by parties with greater resources could harm our financial performance and industry position.

     The market for online commerce is extremely competitive, and we believe competition, particularly in connection with online music sales, will continue to grow and intensify. Our most visible custom compilation competitors currently include CustomDisc.com, Cductive (acquired by EMusic.com), and amplified.com. Although our primary focus is on sales of custom, rather than pre-recorded music, CDs, we may ultimately compete with existing online websites that provide sales of pre-recorded music on the Internet. Online competitors include CDnow, Inc., Amazon.com, Inc., barnesandnoble.com inc., Columbia House and BMG Music Service. CDnow purchased SuperSonic Boom, a custom compilation provider, in June 1998.

     We also face significant competition in the growing market to provide downloaded music, specifically for music files in MP3 format. Downloaded music can currently be found on the websites of existing online music retailers, artists and record labels as well as catalogs of songs provided by Internet portals. Our most visible competitors for downloaded music include EMusic.com and MP3.com. We expect the competition to provide MP3 files to intensify with further entry by additional record labels, artists and portals and growing acceptance and availability of MP3 players.

     In February 1999, the five major record labels announced that they have joined with IBM to conduct a market trial of a digital distribution system, providing over 1,000 albums to cable subscribers in the San Diego area. In May 1999, Matsushita Electric Industrial Co. Ltd., AT&T Corp., BMG Entertainment and Universal Music Group announced an alliance to develop and test technology for secure digital distribution of music to personal computers and new digital music playback devices. In June 1999, media company Cox Enterprises Inc. announced an investment in and joint venture with MP3.com. In January 2000, Time Warner, Inc., parent of Warner Music, agreed to merge with America Online, Inc., giving Warner Music the potential for access to AOL's 20 million plus members and the potential to accelerate the record company's internet strategy. In January 2000, subsequent to its announcement regarding AOL, Time Warner announced that it would merge its Warner Music group with, and create a new joint venture with, EMI, creating the world's largest music company with one fifth of global music sales. In March 2000, Universal Music Group announced its intention to begin selling its music online by spring 2000, making its music available in digital form upon the launch of a secure Downloading format. We expect additional market trials and alliances by technology and music industry participants to continue as the music industry attempts to integrate emerging technology into its existing distribution methods.

     In addition to competition encountered on the Internet, we face competition from traditional music retail chains and megastores, mass merchandisers, consumer electronics stores and music clubs. We could also face competition from record companies, multimedia companies and entertainment companies that seek to offer recorded music either directly to the public or through strategic ventures and partnerships. In April 1999, Universal and BMG, which collectively control approximately 45% of the U.S. music market, announced a joint venture to promote and sell their pre-recorded CDs through a series of Internet websites organized by music categories. In May 1999, Microsoft Corporation and Sony Corporation announced an agreement to pursue a number of cooperative activities and Sony decided to make its music content available for Downloading from the Internet using Microsoft's multimedia software MS-Audio. In June 1999, Sony announced a partnership with Digital On-Demand in which Sony will make its music catalog available for digital delivery to retailers through in-store kiosks. Also, our license agreement with EMI does not grant us the right to use EMI content in our kiosks.

     Many of our current and potential competitors in the Internet commerce and music businesses have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than musicmaker.com. For example, should record labels, including affiliated entities of EMI, decide to compete with us on their own or through others by offering Custom CDs over the Internet or by making their music available for Downloads, we would be at a significant disadvantage from a music library selection standpoint. Under our agreement with EMI, EMI can grant us non-exclusive rights to selected music content for Downloading, in their sole discretion, once an industry-wide, secure format is developed by the Secure Digital Music Initiative. If EMI also grants licensing rights to our competitors, competition for Downloading could increase. Our competitors may be able to respond more quickly to new or emerging technological change, competitive pressures and changes in customer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to successfully compete in the online music industry. The competitive pressures that we encounter could materially adversely affect our business, financial condition and operating results.

We are significantly dependent upon our existing marketing alliances and our ability to enter into future alliances.

     We believe that future marketing of our Custom CDs is heavily dependent upon our existing strategic marketing alliances. We anticipate that our ability to distribute print advertisements, promote the musicmaker.com brand name and ultimately sell Custom CDs would be materially adversely affected by contractual difficulties associated with, or the termination of, our existing marketing alliances.

     We especially rely upon our current marketing alliance with Columbia House. Columbia House may terminate our alliance upon not less than thirty days notice if Mr. Puthukarai ceases to be musicmaker.com's President and Chief Operating Officer and Columbia House deems his replacement incompatible with their interest, or Columbia House determines after the first six musicmaker.com promotional mailings to its members that its financial returns do not justify continuing the relationship. Columbia House may choose to enter into non-exclusive marketing agreements with our competitors if they offer a significant repertoire of music unavailable through musicmaker.com. Expiration and failure to renew our alliance with Columbia House on similar terms could also cause our exclusive rights under our EMI license agreement to automatically become non-exclusive.

     Our future success and development of the musicmaker.com brand name is also heavily dependant upon our existing marketing alliances and our ability to enter into additional marketing alliances and hyperlink arrangements with music and entertainment companies, Internet service providers, and Internet search engines. There is no assurance that we will be able to develop future strategic alliances on terms favorable to us, if at all. Our inability to enter into marketing alliances in the future could materially adversely affect the promotion of our musicmaker.com brand and our Custom CDs.

Our industry has encountered and will continue to encounter rapid and significant changes in music distribution methods.

     New ways of selling music digitally could radically alter the established order of artists, publishers, and distributors, retailers and media companies that use current music distribution methods. Increased availability of high bandwidth capacity and portable digital music players could further alter existing distribution methods.

     A task force of record companies, software programmers and consumer electronics makers, called the Secure Digital Music Initiative, is attempting to develop security and delivery standards by which songs available in digital format can be disseminated without infringing upon copyright or other intellectual property rights. In May 1999, Matsushita Electric Industrial Co. Ltd., AT&T Corp., BMG Entertainment and Universal Music Group announced an alliance to develop a platform for digital delivery within the work of the Secure Digital Music Initiative. In May 1999, RealNetworks, Inc. announced the introduction of its RealJukebox, which permits recording, and playback of music CDs and Downloads through a user's PC as well as the customization of user playlists. In June 1999, the Secure Digital Music Initiative announced completion and adoption of specifications for portable devices for digital music. If a proprietary music delivery format or playback device receives widespread industry and consumer acceptance, we will be required to license additional technology and information from third parties. There can be no assurance that this third-party technology and information will be available to us on commercially reasonable terms, if at all. The acceptance and integration of any of these new methods of music distribution, without sufficient protection of intellectual property or industry uniformity, could materially adversely affect our business, financial condition and results of operations.

We have expanded since beginning our operations and anticipate a period of rapid growth which may be difficult to manage and could strain our resources.

     Since beginning commercial operations in November 1997, we have rapidly expanded our operations. While we anticipate continued expansion of our operations for the foreseeable future, this growth may place considerable strain on our existing resources and technology, as well as our management, technical, marketing and sales personnel. In order to adequately manage our growth, it will be necessary to continue to implement our strategy and to assess and upgrade the systems and resources which support our operations. If we are unable to manage our growth effectively, our business, financial condition and results of operations may be materially adversely affected

We may encounter security risks associated with our business on the Internet.

     Recently a number of prominent websites have encountered temporary failures and denials of service as a result of cyber vandals. We are also potentially vulnerable to computer break-ins, "hackers," credit fraud, viruses and other similar disruptive problems caused by our customers or unauthorized third parties. These disruptions could result in interruption, delay or possible cessation of service to our customers. Unauthorized activity on our network or website could also result in potential misappropriation of confidential information or customer data. If any misappropriation occurs, we could incur significant litigation expense to assert our property rights or to defend possible claims of misuse of, or failure to secure, consumers' personal information.

     Consumers currently use their credit cards to make online purchases. We rely on licensed encryption and authentication technology to secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities and technology could result in a compromise or breach of the technology we use to protect customer transaction data. Security concerns related to our business and the online industry generally may deter customers and potential customers from using the Internet as a means of commerce. Security breaches could also expose us to potential liability to customers, record labels and others and could inhibit the growth of the Internet as a merchandising medium.

We may not be able to keep up with technological advancements.

     The market for providing Custom CDs and Downloaded music on the Internet is in constant change. Rapid change, evolving industry standards and the frequent introduction of new technological products and services characterize the market for Internet commerce. The introduction of new technology, products, services or standards may prove to be too difficult, costly or simply impossible to integrate into our existing systems. Moreover, innovations could render our existing or any future products and services obsolete. Our ability to remain competitive will also depend heavily upon our ability to maintain and upgrade our technology products and services. We must continue to add hardware and enhance software to accommodate any increased content and use of our website. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our website may fail to operate at an optimal level for unknown periods of time. Any difficulty keeping pace with technological advancements could hurt growth of our business, retention of our customers and may materially adversely affect our business, financial condition and results of operations.

Risk of music storage and fabrication system failure and system vulnerability to natural disasters.

     Substantially all of our computer and telecommunications operations are located at our facility in Reston, Virginia. We currently do not maintain a redundant website. We also do not lease space on another server that would perform our website functions in the event of a system failure. Nor do we have an off-site back-up of our music library. In the event of a catastrophic loss, by natural disaster or otherwise, at our Reston production facility resulting in damage to, or destruction of, our computer and telecommunications systems, we would have a material interruption in our business operations.

We depend upon intellectual property rights and risk having our rights infringed.

     We consider our trademarks, trade secrets and similar intellectual property to be a valuable part of our business. To protect our intellectual property rights, we rely upon copyright, trademark, patent and trade secret laws, as well as confidentiality agreements with our employees and consultants. There can be no assurance that our use of these contracts and the application of existing law will provide sufficient protection from misappropriation or infringement of our intellectual property rights. It is possible that others will develop and patent technologies that are similar or superior to that of musicmaker.com. There can also be no assurance that third parties will not claim infringement by us with respect to others' current or future intellectual property rights or trade secrets. It is also possible that third parties will obtain and use our content or technology without authorization. See Item 3 "Legal Proceedings" for a discussion of pending litigation affecting our domain name.

We may be exposed to liability for content retrieved from our website.

     Our exposure to liability from providing content on the Internet is currently uncertain. Due to third party use of information and musical content downloaded from our website, we may be subject to claims for defamation, negligence, copyright, trademark or patent infringement or other theories based on the nature and content of online materials. Our exposure to any related liability, particularly for claims not covered by insurance, or in excess of any insurance coverage, could have a material adverse effect on our business, financial condition and results of operations. Liability or alleged liability could further harm our business by diverting the attention and resources of our management and by damaging our reputation in our industry and with our customers.

We depend upon the services of key personnel.

     Our future success depends heavily upon the continued service and industry relationships of our key senior management personnel, including, but not limited to Devarajan S. Puthukarai, our President, Chief Executive Officer, Chief Operating Officer and Director. Any departure by key senior management personnel may have a material adverse effect upon our business, financial condition and results of operations. Under the terms of our agreements, Mr. Puthukarai's departure could materially adversely affect our existing relationships with Columbia House and EMI.

We depend upon hiring and retaining qualified employees.

     Our current and future operations significantly depend upon our ability to attract, retain and motivate highly qualified, managerial, technical, marketing and sales personnel. Competition for qualified personnel is intense, particularly for technology experience in the Northern Virginia employment market. There can be no assurance that we will be able to retain our existing employees or attract, retain and motivate highly qualified personnel in the future. Inability to retain or attract qualified personnel could impair growth of our business, promotion of our musicmaker.com brand and products, and materially adversely affect our business, financial condition and results of operations.

Regulation of Internet domain names is uncertain.

     We currently hold the Internet domain name "musicmaker.com." Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional Internet address components, appoint additional companies or agencies to assign domain names or modify the requirements for holding domain names. In 1999, the Internet Corporation for Assigned Names and Numbers, an entity that manages the United States government oversight of domain name registration, announced that five new companies, including America Online, will be permitted to assign internet addresses. As a result of these and other changes, we may not acquire or maintain the musicmaker.com domain name in all of the countries in which we conduct or expect to conduct business. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights. See Item 3 "Legal Proceedings" for a discussion of pending litigation affecting our domain name.

Our industry may be subject to increased government regulation.

     As commerce conducted on the Internet continues to evolve, federal, state or foreign agencies may adopt regulations or impose new taxes intended to cover our business operations. These agencies may seek to regulate areas including user privacy, pricing, content and consumer protection standards for our products and services. Compliance with additional regulation could hinder our growth or prove to be prohibitively expensive. It is also possible that the introduction of additional regulations could expose companies involved in Internet commerce, or the provision of content over the Internet, to significant liability. If enacted, these government regulations could materially adversely affect the viability of Internet commerce, generally, as well as our business, financial condition and results of operations.

Virgin Holdings, Inc. beneficially owns a significant interest in musicmaker.com's voting securities.

     Virgin Holdings, Inc., an affiliate of EMI, beneficially owns approximately 36% of our outstanding shares of common stock. As a result, Virgin Holdings can exercise significant control over all matters requiring stockholder approval. Under the terms of a stockholders' agreement executed by Messrs. Bernardi, Puthukarai, Steinberg, Rho Management Trust I, Virgin Holdings and RHL Ventures LLC, Virgin Holdings is entitled to designate three members to the Board of Directors. Currently, Messrs. Samit, Skolas and Smith are serving as Virgin Holdings designees to the Board. The concentrated holdings of a single stockholder and the presence of three designees on the Board of Directors may result in a delay or the deterrence of possible changes in our control, which may reduce the market price of our common stock.

Our international expansion may create compliance and operational difficulties.

     We intend to expand our business into international markets. In the event that we conduct international expansion, we will encounter many of the risks associated with international business expansion, generally. These risks include, but are not limited to, language barriers, changes in currency exchange rates, political and economic instability, and difficulties with regulatory compliance and difficulties with enforcing contracts and other legal obligations.

Sales and other taxes may be imposed on our online business.

     It is possible that the current tax moratorium limiting the ability of state and local governments to impose taxes on Internet based transactions could fail to be renewed prior to October 2001. Failure to renew this legislation would allow states to impose new taxes on Internet based commerce. Should states impose a requirement that online vendors collect taxes for all products shipped to each state, collection of sales tax could create additional administrative burdens on our operations and slow the growth of Internet commerce. The imposition of taxes on Internet based transactions could materially adversely affect our ability to become profitable in the future.

Our common stock price, trading volume and quarterly results have been highly volatile.

     The stock market and Internet stocks, including musimaker.com, experienced significant price and volume fluctuations in 1999. These fluctuations affected the market price of our common stock as well as other companies engaged in industries similar to musicmaker.com. Continued market fluctuations could materially adversely affect the market price of our common stock. Further, we expect to experience significant fluctuations in our future quarterly operating results caused by a variety of factors, many of which are outside of our control. Factors that may affect our operating results and the market price of our common stock include:

 . Any announcement, or introduction of new or enhanced websites, products, services and strategic alliances by us, our alliance partners or our competitors.

 . Increases or decreases in our song library, including specifically content either granted or revoked under our EMI license.

 .  Seasonality of music purchases.

 . Level of customer satisfaction, including our ability to retain existing customers and attract new customers.

 . Price competition, the introduction of new competitors or changes in our current licensing arrangements.

 . Increases or decreases in the use of the Internet, generally, and consumer acceptance of the Internet for retail commerce purposes.

 . Our ability to upgrade or respond to technological advances in a timely and cost effective manner with minimal disruption to our operations.

 .  Technical difficulties, system downtime or Internet disruptions.

 . General economic conditions, conditions specific to Internet commerce and the music industry and changes in estimates prepared by market analysis.

     As a result of these and other factors, period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of our future performance. Difficulties in connection with any of the factors above may cause our operating results to be below expectations of investors and market analysts, and adversely affect the market price of our common stock.

Anti-takeover provisions in our Charter and Bylaws could deter or delay possible takeovers.

     Our Charter and Bylaws contain provisions that could discourage potential acquisition proposals or proxy contests and might delay or prevent a change in control of musicmaker.com. These provisions and Delaware General Corporation Law could make musicmaker.com less attractive to potential acquirers. These provisions could also result in our stockholders being denied a premium for, or receiving less for, their shares than they otherwise might have been able to obtain in a takeover attempt.

Our stockholders may have difficulty in recovering monetary damages from directors.

     Our Charter contains a provision which eliminates personal liability of our directors for monetary damages to be paid to us and our stockholders for some breaches of fiduciary duties. As a result of this provision, our stockholders may be unable to recover monetary damages against our directors for their actions that constitute breaches of fiduciary duties, negligence or gross negligence. Inclusion of this provision in our Charter may also reduce the likelihood of derivative litigation against our directors and may discourage lawsuits against our directors for breach of their duty of care even though some stockholder claims might have been successful and benefited stockholders.

Future growth of our operations may make additional capital or financing necessary.

     We may need to raise additional funds in order to:

       .  Finance unanticipated working capital requirements.

       .  Develop or enhance existing services or products.

       .  Fund costs associated with strategic marketing alliances.

       .  Respond to competitive pressures.

       .  Acquire complementary businesses, technologies, content or products.

     We cannot be certain that we will be able to obtain funds on favorable terms, if at all. If we decide to raise funds by issuing additional equity securities, investors may experience dilution. Issuance of additional equity securities may also involve granting preferences or privileges ranking senior to holders of our common stock. If we cannot obtain sufficient funds, we may not be able to grow our operations, take advantage of future business opportunities or respond to technological developments or competitive pressures.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
----------------------------------------------------------------------

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While musicmaker.com may effect some transactions in foreign currencies, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.

Item 8.    Financial Statements and Supplementary Data.
-------------------------------------------------------

Index to Consolidated Financial Statements                              Page



Report of Independent Auditors..........................................  44

Balance Sheets
    As of December 31, 1998 and 1999....................................  45

Statements of Operations
    For the years ended December 31, 1997, 1998 and 1999................  46

Statements of Stockholders' (Deficit)Equity
    For the years ended December 31, 1997, 1998 and 1999................  47

Statements of Cash Flows
    For the years ended December 31, 1997, 1998 and 1999................  48

Notes to Financial Statements...........................................  49

Schedule II - Valuation and Qualifying Accounts
    For the years ended December 31, 1997, 1998 and 1999................  64

                         Report of Independent Auditors


Board of Directors and Stockholders
musicmaker.com, Inc.

We have audited the accompanying balance sheets of musicmaker.com, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule for the years ended December 31, 1999, 1998, and 1997 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of musicmaker.com, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999, 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/ Ernst & Young LLP


McLean, Virginia
March 31, 2000
                              musicmaker.com, Inc.
                                 Balance Sheets

                                                                              December 31,
                                                             -----------------------------------------
                                                                        1998                1999
                                                             -----------------------------------------
Assets
Current assets:
 Cash and cash equivalents...................................          $   972,954        $ 58,290,808
 Accounts receivable, less allowance for doubtful accounts of
  $0 and $75,000, respectively...............................               17,510             528,958
 Prepaid expenses and other current assets...................               25,395           1,459,923
                                                                 --------------------------------------
Total current assets.........................................            1,015,859          60,279,689

Property and equipment, net..................................              360,709           2,447,728
Investments..................................................              750,000             750,000
Intangibles, net.............................................              967,395          98,363,455
Related party account receivable.............................               81,519              81,519
Other assets.................................................               58,481           3,477,829
                                                                 --------------------------------------
Total assets.................................................          $ 3,233,963        $165,400,220
                                                                 =====================================
Liabilities and stockholders' (deficit) equity
Current liabilities:
 Accounts payable............................................          $   455,095        $  1,706,778
 Accrued expenses............................................              261,974           2,109,385
 Deferred revenues...........................................                    -             125,000
 Accrued compensation payable to related parties.............              625,219                   -
 Current portion of long-term obligation.....................               42,857              42,857
                                                                 -------------------------------------
Total current liabilities....................................            1,385,145           3,984,020

Long-term obligation.........................................              214,286             171,429
Convertible notes payable....................................              512,500                   -
Commitments and contingencies
Mandatory redeemable convertible preferred stock, $0.01 par
 value, 5,959,509 shares authorized
 Series A convertible preferred stock, 1,059,089 and 0 shares
  designated, issued and outstanding, respectively...........            1,026,682                   -

 Series B convertible preferred stock, 2,017,317 shares
  designated; 849,640 and 0 shares issued and outstanding....            1,750,100                   -

 Series C convertible preferred stock, 530,256 shares
  designated; no shares issued and outstanding...............                    -                   -

Stockholders' (deficit) equity:
 Common stock, $0.01 par value, 100,000,000 shares authorized;
  6,309,493 and 32,993,503 shares issued and outstanding,
  respectively...............................................               63,095             329,934
 Additional paid-in capital..................................            4,618,517         193,945,928
 Warrants....................................................              779,059             779,059
 Accumulated deficit.........................................           (7,115,421)        (33,810,150)
                                                                 -------------------------------------
Total stockholders' (deficit) equity.........................           (1,654,750)        161,244,771
                                                                 -------------------------------------
Total liabilities and stockholders' (deficit) equity.........          $ 3,233,963        $165,400,220
                                                                 =====================================

     See accompanying notes.

                              musicmaker.com, Inc.
                            Statements of Operations

                                                                                     Year ended December 31,
                                               -------------------------------------------------------------------------------
                                                     1997                          1998                            1999
                                               -----------------         --------------------           ----------------------

Music sales...............................           $    13,432                  $    74,028                     $    593,841
Advertising sales.........................                     -                            -                          450,000
                                               -----------------         --------------------           ----------------------
    Net sales.............................                13,432                       74,028                        1,043,841
Cost of sales.............................               450,455                      677,700                        2,314,210
                                               -----------------         --------------------           ----------------------
Gross margin..............................              (437,023)                    (603,672)                      (1,270,369)

Operating expenses:
 Sales and marketing......................                 7,780                      929,661                        7,682,436
 Operating and development................               244,541                      804,811                        1,596,505
 General and administrative...............             1,360,856                    2,334,438                       17,295,969
                                               -----------------         --------------------           ----------------------
                                                       1,613,177                    4,068,910                       26,574,910
                                               -----------------         --------------------           ----------------------
Loss from operations......................            (2,050,200)                  (4,672,582)                     (27,845,279)

Other income (expense):
 Interest income..........................                     -                       17,815                        1,535,077
 Interest expense.........................               (33,957)                           -                         (384,527)
                                               -----------------         --------------------           ----------------------
                                                         (33,957)                      17,815                        1,150,550
                                               -----------------         --------------------           ----------------------
Net loss..................................            (2,084,157)                  (4,654,767)                     (26,694,729)

Accretion for Series A preferred stock
 warrants.................................                (3,090)                    (118,051)                        (723,318)
                                               -----------------         --------------------           ----------------------
Net loss available to common
 stockholders.............................           $(2,087,247)                 $(4,772,818)                    $(27,418,047)
                                               =================         ====================           ======================

Basic and diluted net loss per common
 share....................................           $     (0.52)                 $     (0.94)                    $      (1.34)
                                               =================         ====================           ======================

Weighted average shares outstanding.......             4,040,985                    5,094,518                       20,389,891
                                               =================         ====================           ======================

     See accompanying notes.

                             musicmaker.com, Inc.
                  Statements of Stockholders'(Deficit) Equity

                                               Common Stock       Additional Paid-In               Accumulated
                                             Shares     Amount         Capital         Warrants      Deficit          Total
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1996.............   3,092,540   $ 30,925      $           -   $       -    $   (376,497)   $   (345,572)
 Issuance of common stock................   1,221,865     12,219            428,721           -               -         440,940
 Issuance of common stock and warrants
  for services to non-employees..........      60,518        605            149,895           -               -         150,500
 Conversion of notes payable.............     415,537      4,156            682,468           -               -         686,624
 Issuance of warrants with preferred
  stock..................................           -          -                  -     259,522               -         259,522
 Accretion for series A preferred stock
  warrants...............................           -          -             (3,090)          -               -          (3,090)
 Net loss................................           -          -                  -           -      (2,084,157)     (2,084,157)
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1997.............   4,790,460     47,905          1,257,994     259,522      (2,460,654)       (895,233)
 Issuance of common stock................   1,519,033     15,190          2,979,112           -               -       2,994,302
 Issuance of warrants and options to
  non-employees..........................           -          -            499,462           -               -         499,462
 Exercise of Series B preferred stock
  warrants...............................           -          -                  -     (65,400)              -         (65,400)
 Modification of warrants issued with
  preferred stock........................           -          -                  -     584,937               -         584,937
 Accretion for Series A preferred stock
  warrants...............................           -          -           (118,051)          -               -        (118,051)
 Net loss................................           -          -                  -           -      (4,654,767)     (4,654,767)
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1998.............   6,309,493     63,095          4,618,517     779,059      (7,115,421)     (1,654,750)
 Issuance of common stock................  23,807,029    238,069        183,105,130           -               -     183,343,199
 Issuance of warrants and options to
   non-employees.........................           -          -          1,474,269           -               -       1,474,269
 Accretion for Series A preferred stock
  warrants...............................           -          -           (723,318)          -               -        (723,318)
 Conversion of preferred stock and notes
  payable to common stock................   2,876,981     28,770          5,471,330           -               -       5,500,100
 Net loss................................           -          -                  -           -     (26,694,729)    (26,694,729)
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1999.............  32,993,503   $329,934      $ 193,945,928    $779,059    $(33,810,150)   $161,244,771
                                         ======================================================================================

See accompanying notes.

                              musicmaker.com, Inc.
                            Statements of Cash Flows


                                                                                Year ended December 31,
                                                                   ------------------------------------------------
                                                                       1997              1998              1999
                                                                   ------------    --------------     -------------
Operating activities
Net loss.......................................................     $(2,084,157)      $(4,654,767)     $(26,694,729)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation..................................................          29,887           154,392           283,565
 Amortization..................................................               -            45,000        11,798,405
 Interest......................................................               -             3,730           286,270
 Conversion of accrued interest to common stock................          36,624                 -                 -
 Services received in exchange for stock and warrants..........         150,500           499,462         1,474,269
 Changes in operating assets and liabilities:
  Accounts receivable..........................................          25,637            (4,760)         (511,448)
  Related party account receivable.............................               -           (81,519)                -
  Prepaid expenses and other current assets....................          (8,509)           (7,892)         (767,862)
  Other assets.................................................               -           (58,481)       (2,086,013)
  Accounts payable.............................................         162,432           126,645         1,251,683
  Accrued expenses.............................................          45,344           170,605         1,847,411
  Deferred revenues............................................               -                 -           125,000
  Accrued compensation payable to related parties..............         543,634            30,665          (625,219)
  Long-term obligation.........................................          (2,667)          257,143           (42,857)
                                                                    -----------       -----------      ------------
Net cash used in operating activities..........................      (1,101,275)       (3,519,777)      (13,661,525)

Investing activities
Purchases of property and equipment............................        (299,755)         (217,961)       (2,370,584)
                                                                    -----------       -----------      ------------
Net cash used in investing activities..........................        (299,755)         (217,961)       (2,370,584)

Financing activities
Proceeds from the issuance of convertible notes payable........         250,000           512,500         1,487,500
Payment of fees on convertible notes payable...................               -          (116,125)         (173,875)
Issuance of convertible preferred stock........................       1,700,000         1,568,033                 -
Issuance of common stock.......................................         440,940         1,344,302        72,036,338
                                                                    -----------       -----------      ------------
Net cash provided by financing activities......................       2,390,940         3,308,710        73,349,963
                                                                    -----------       -----------      ------------

Net increase (decrease) in cash and cash equivalents...........         989,910          (429,028)       57,317,854
Cash and cash equivalents at beginning of year.................         412,072         1,401,982           972,954
                                                                    -----------       -----------      ------------
Cash and cash equivalents at end of year.......................     $ 1,401,982       $   972,954      $ 58,290,808
                                                                    ===========       ===========      ============
Non-cash investing and financing activities
Conversion of notes payable and preferred stock to common
stock..........................................................     $   686,624       $         -      $  5,500,100
                                                                    ===========       ===========      ============
Common stock issued for licensing agreement....................     $         -       $ 1,650,000      $109,306,860
                                                                    ===========       ===========      ============
Conversion of accrued compensation to preferred stock..........     $         -       $   166,667      $          -
                                                                    ===========       ===========      ============
Issuance and modification of warrants..........................     $   259,522       $   584,937      $          -
                                                                    ===========       ===========      ============
Common stock issued for marketing agreement....................     $         -       $         -      $  2,000,000
                                                                    ===========       ===========      ============

See accompanying notes.

                              musicmaker.com, Inc.
                         Notes to Financial Statements
                               December 31, 1999


1.  Summary of Significant Accounting Policies

The Company

Musicmaker.com, Inc., a Delaware corporation, (the "Company") is a provider of customized music CD compilations and music digital downloads. The Company sells its products primarily over the Internet, as well as providing custom CDs through marketing partners, strategic alliances and direct mail-order promotions. Customers can also download songs from the Company's online library directly to their personal computers. The Company has an office located in Virginia for production and fulfillment of its music products and its corporate headquarters are located in New York.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Net sales are recognized at the time merchandise is shipped to customers for custom CDs and upon execution of orders for digitally downloaded songs.

Advertising sales on banner contracts and interfaces and links to other websites are recognized ratably over the period in which the advertisement and/or link is displayed, provided that no significant obligations remain at the end of the period and collection of the resulting receivable is probable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                              musicmaker.com, Inc.
                         Notes to Financial Statements

Investments

In connection with exclusive music license, stock exchange and marketing agreements signed with Platinum Entertainment, Inc. ("Platinum") on September 30, 1998, the Company received 111,457 shares of unregistered common stock of Platinum. The Company's investment in these equity securities was recorded at the fair market value of Platinum's stock on the date of the transaction and is accounted for using the cost method.

Intangible Assets

The Company has entered into license agreements with various record labels. The Company has recorded the assets based on the fair market value of the consideration granted and is amortizing the assets over the life of the license agreements. The carrying value of the intangible asset will be reviewed if the facts and circumstances suggest impairment. If such a review indicates that the carrying value will not be recoverable as determined based on undiscounted cash flows over the remaining amortization period, the Company will reduce the carrying value by the estimated shortfall of cash flows.

Cost of Sales

In accordance with Statement of Financial Accounting Standards No. 50, "Financial Reporting in the Record and Music Industry," royalty advances and minimum guarantees to music labels are recorded as an asset if the past performance and current popularity of the music to which the advance relates provide a sound basis for estimating the probable future recoupment of such advances. Advances are then expensed as subsequent royalties are earned. Any portion of advances that subsequently appear not to be fully recoverable from future royalties are charged to expense during the period in which the loss becomes evident.

The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. These charges resulted in increases to costs of sales of approximately $447,500, $614,000 and $1,975,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company is required to make additional advances upon the anniversaries of the signing of these initial contracts. The Company will capitalize these future advances and then amortize the expense to match the revenues assuming realizability of such advances can be established.

Operating and Development Costs


Operating and development costs relating to the Company's proprietary custom CD compilation software technology are expensed as incurred. The Company has incurred research and development costs of approximately $120,000, $550,000, and $744,000 in the years ended December 31, 1997, 1998 and 1999, respectively. Operating and development costs also include network and website costs.

                              musicmaker.com, Inc.
                         Notes to Financial Statements


Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred approximately $8,000, $329,000 and $4,614,000 in advertising costs for the years ended December 31, 1997, 1998 and 1999, respectively.

Fair Value of Financial Instruments

The Company considers the recorded costs of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable and related party payables, to approximate the fair value of the respective assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Net Loss Per Share

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") which established new standards for computing and presenting net income per share information. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. A reconciliation of the net loss available for common shareholders and the number of shares used in computing basic and diluted net loss per share is in Note 10.

Basic and diluted net loss per share is also computed pursuant to SEC Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that all equity instruments issued at nominal prices, prior to the effective date of an initial public offering, be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented. To date, the Company has not had any nominal issuances or grants at nominal prices.

                              musicmaker.com, Inc.
                         Notes to Financial Statements

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25.

Risks, Uncertainties and Concentrations

In 1999, approximately 46% of the Company's music sales were generated from the sale of custom CDs and Downloads containing music provided under the EMI licensing agreement.

Business Segments

In 1998, The Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for disclosures about products, geographics and major customers. The Company's implementation of this standard does not have any effect on its financial statements.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company currently plans to adopt SFAS 133 effective January 1, 2001.

Reclassifications

Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the presentation of the 1999 financial statements.

2.  Property and Equipment

Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the asset's estimated useful life or the lease term, ranging from three to ten years.

                              musicmaker.com, Inc.
                         Notes to Financial Statements

Property and equipment consist of the following:

                                                        December 31,
                                             ----------------------------------
                                                    1998              1999
                                             ----------------------------------
        Computer equipment and software         $ 506,120           $1,996,984
        Leasehold improvements                     36,823              876,925
        Furniture and equipment                     9,745               49,363
                                                ------------        -----------
                                                  552,688            2,923,272
        Less accumulated depreciation            (191,979)            (475,544)
                                                ------------        -----------
                                                $ 360,709           $2,447,728
                                                ============        ===========

3.  Intangibles

In connection with the exclusive music license, stock exchange and marketing agreements signed with Platinum, the Company recorded an intangible asset for licensing fees of $900,000 (see Note 6). The asset is the difference in fair market values of musicmaker.com's common stock issued to Platinum and the Platinum common stock issued to the Company. The Company is amortizing the intangible on a straight-line basis over the five-year period of the license agreement.

In connection with the private placement of convertible notes payable, the Company recorded loan fees of $116,125 and $173,875 during 1998 and 1999, respectively. Upon the conversion of the notes payable, the unamortized portion of the loan fees was charged to interest expense.

In June 1999, the Company executed a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, Inc. ("EMI"), whereby EMI agreed to make certain of its content available to the Company, in EMI's sole discretion, in exchange for 50% of the Company's common stock, calculated on a fully diluted basis on the effective date of the transaction. Under this agreement, the Company makes royalty payments in connection with the inclusion of music content provided by EMI in the Company's library of content available for custom CDs. In exchange for the Company's rights under the license agreement, the Company issued 15,170,860 shares of common stock valued at $86,625,610, estimating the fair value of the Company's common stock at $5.71 per share. The Company is amortizing the intangible asset on a straight-line basis over the five-year period of the license agreement. The Company is writing off this license fee as a non-cash charge of approximately $17.3 million in each year over the next five years. (see Note 6).

In August 1999, the Company entered into a license agreement with Zomba Record Holdings B.V. ("Zomba") in exchange for 1,937,008 shares of the Company's common stock valued at $20 million. Zomba is the direct or indirect parent entity of a number of licensor entities under which the license agreement grants rights to use certain music content for a five-year term. (see Note 6).

Additionally in August 1999, the Company entered into a five-year license agreement with TeeVee Toons, Inc., ("TeeVee Toons") in exchange for 275,000 shares of the Company's common stock valued at $2,681,250.

                             musicmaker.com, Inc.
                         Notes to Financial Statements

Intangible assets consist of the following:

                                                                                  December 31,
                                                             ----------------------------------------------------
                                                                       1998                       1999
                                                             -------------------------    -----------------------
        Platinum license agreement                                  $  900,000               $    900,000
        EMI license agreement                                                -                 86,625,610
        Zomba license agreement                                              -                 20,000,000
        TeeVee Toons license agreement                                       -                  2,681,250
        Loan fees                                                      112,395                          -
                                                             ------------------           ----------------
                                                                     1,012,395                110,206,860
        Less accumulated amortization                                  (45,000)               (11,843,405)
                                                             ------------------           ----------------
                                                                    $  967,395               $ 98,363,455
                                                             ==================           ================

4.  Advertising Sales

On October 1, 1999, the Company entered into a marketing agreement with Platinum under which Platinum purchased prominent advertising and promotion positioning in musicmaker's Christmas and Holiday music promotions for the fourth quarter of 1999. The marketing services consisted principally of an interface and link between the musicmaker website and the Platinum website, which site was accessed by an icon on the musicmaker site as a link to the Platinum site. In exchange for the marketing services rendered, Platinum agreed to pay the Company $500,000 in cash or common stock of Platinum, which form of payment was to be determined in Platinum's sole discretion. Accordingly, on February 1, 2000, Platinum issued 166,667 shares of its unregistered common stock, par value $.001 per share, to musicmaker.com. The Company discounted the value of the stock received given that it is not registered, and recorded advertising sales and an account receivable of $450,000 at December 31, 1999.

5.  Long-term Obligations, Convertible Notes Payable and Other Debt Arrangements

On July 1, 1998, the Company entered into a mutual coexistence agreement with Music Maker Relief Foundation, Inc. ("Music Maker Relief Foundation"), a not-for-profit corporation that owns the trademark MUSICMAKER and the Internet domain name MUSICMAKER.ORG. In consideration of avoiding any possible conflict regarding names, marks, goods and services, the Company agreed to pay $300,000 to Music Maker Relief Foundation prior to changing its name to musicmaker.com. At December 31, 1999, the Company had a remaining obligation of $214,286 ($42,857 is due on April 15th of each of the years 2000 through and including
2004).  The Company expensed $300,000 upon signing of the agreement.

From October 1998 through January 1999 the Company completed a private placement offering of approximately $2,000,000 in aggregate principle 8% convertible secured subordinate notes payable. In July 1999, upon consummation of the initial public offering, all of the outstanding convertible notes payable were mandatorily converted into 968,252 shares of the Company's common stock at $2.06 per share. In connection with the convertible notes payable, the
                             musicmaker.com, Inc.
                         Notes to Financial Statements


Company recorded loan fees of $290,000 and issued a warrant to purchase 96,831 shares of common stock at an exercise price of $2.06 per share, which expires on January 11, 2004. The Company recorded an expense of $70,649 for the fair value of this warrant.

On February 12, 1999, the Company signed a loan and security agreement with a financial institution for a credit facility of up to $250,000 in a revolving line of credit for equipment and software purchases and general working capital, and up to $100,000 in a cash secured letter of credit. The credit facility was paid in full and is no longer available to the Company.

In June 1999, the Company issued a demand promissory note to Rho Management Trust I for $1,000,000 plus interest at 12% per annum and maturing on January 1, 2000. The Company repaid the note from the proceeds of the initial public offering.

6.  Common Stock and Convertible Preferred Stock

Common Stock and Warrants

In 1998, the Company issued a total of 720,177 shares of common stock at $2.06 per share to seven investors for a total of $1,487,500. The Company paid a finders fee of $143,198 related to this private placement. The Company also issued warrants to purchase 121,038 shares of common stock at an exercise price of $2.06 per share to one of the investors and recorded an expense of $88,000 for the value of the warrants. This warrant expires on October 27, 2003.

On June 12, 1998, the Company signed an exclusive agreement with Columbia House with a three year term beginning September 1, 1998, under which the Company offers custom CDs for sale to Columbia House's customers through Columbia House's websites and promotional inserts in Columbia House's mailings. The Company designs and supplies promotional material to Columbia House, manufactures the custom CDs and processes all orders (shipping, billing and collecting) and pays a share of the net profits derived from the sale of CDs to Columbia House's customers to Columbia House. In connection with this agreement, the Company issued a warrant to purchase 302,597 shares of common stock, subsequently increased to 478,226 shares of common stock at an exercise price of $1.98 per share to Columbia House and recorded an expense for $160,000 for the value of the warrants. The value of the increased number of warrants was deemed immaterial. These warrants expire on September 1, 2001.

In January 1998, a stockholder and officer of the Company returned 169,454 stock options to the Company in exchange for a warrant to purchase 169,454 shares of common stock with an exercise price of $1.65 per share and valued at $148,400. This warrant expires on January 15, 2008. This individual is also the beneficial owner of warrants for 60,516 shares of common stock granted to members of his family as compensation for his consulting services in August 1998 with an exercise price of $1.98 per share valued at $64,000. The Company recorded an expense of $212,400 related to the issuance of these warrants. These warrants expire on August 15, 2008.

In connection with the exclusive music license, stock exchange and marketing agreements signed with Platinum on September 30, 1998, the Company issued 798,856 shares of common stock to
                             musicmaker.com, Inc.
                         Notes to Financial Statements


Platinum (valued at $1,650,000) and Platinum issued 111,457 shares of its unregistered common stock to the Company (having an aggregate value of $750,000). The Company recorded the difference in the fair market values of the two stocks as licensing fees (see Note 3).

In January 1999, the Company completed its common stock private placement to outside investors and issued 587,380 shares of common stock at $2.06 per share for a total of $1,213,250. The Company paid a commission of approximately $97,000 related to this private placement and issued a warrant to purchase 108,960 shares of common stock with an exercise price of $2.06 per share, which expires on January 14, 2004

As part of an equipment lease agreement entered into in January 1999, the Company issued a warrant to purchase 14,524 shares of common stock at $2.06 per share which was exercised on August 16, 1999 for $30,000. The Company recorded an expense of $16,021 related to the issuance of this warrant.

In February 1999, the Board of Directors approved a one-for-3.85 reverse stock split of the Company's common stock, which was effective on April 8, 1999. All references in the accompanying financial statements to the number of shares of common stock and per-share amounts have been restated to reflect the split. Additionally, all references in the accompanying financial statements to the number of shares of preferred stock and per-share amounts have been restated to reflect the split in accordance with the Company's Amended and Restated Articles of Incorporation.

On April 8, 1999, the Company issued a warrant to purchase 242,077 shares of common stock at $1.98 per share to a consultant for services rendered. The Company recorded an expense of $464,415 related to the issuance of this warrant.

In June 1999, in connection with the license agreement signed with EMI, the Company issued 15,170,860 shares of common stock to EMI valued at $86,625,610. (See Note 3).

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

On July 7, 1999, the Company consummated an initial public offering of its common stock. The Company sold 8,400,000 shares of its common stock (including 3,072,197 shares of one of its stockholders) at a public offering price of $14.00 per share. After deducting the underwriters' discounts and other offering expenses, the net proceeds to the Company were approximately $66,300,000. On August 3, 1999, the underwriters exercised their overallotment option for the purchase of an additional 360,000 shares of common stock. After deducting underwriters'
                             musicmaker.com, Inc.
                         Notes to Financial Statements

discounts and other offering expenses, the net proceeds from the over-allotment to the Company were approximately $4,600,000.

In August 1999, the Company issued 1,937,008 shares of common stock valued at $20,000,000 to Zomba, and 275,000 shares of common stock valued at $2,681,250 to TeeVee Toons, in exchange for five-year license agreements.

On September 17, 1999, the Company entered into an interactive marketing agreement with America Online, Inc. ("AOL"). This agreement provides for AOL to promote and distribute an interactive co-branded website and the Company's products and services on certain portions of the AOL Network and in connection with certain America Online products and services. In connection with this agreement, the Company issued 134,454 shares of common stock valued at $2,000,000, and paid an initial marketing fee of $3,000,000. Quarterly payments by the Company of $1,500,000 are due for the remainder of the contract (through the quarter ending September 30, 2002). America Online is also entitled to receive certain proportionate payments in connection with the Company's sales through the co-branded website.

In connection with a consulting agreement signed in October 1999, the Company issued a warrant to purchase 250,000 shares of common stock with an exercise price of $9.81 per share. The vesting provisions of the warrant are based upon the Company's stock price, except 50,000 of the shares purchasable under the warrant that were exercisable upon the start of the program. The Company recorded an expense of $222,000 based upon the fair market value of the warrant as of December 31, 1999.

In December 1999, the Company issued two warrants, which expire in December 2001, in connection with the signing of consulting agreements. The warrants are for a total of 120,000 shares of common stock with an exercise price of $7.25 per share and are immediately exercisable. The Company recorded an expense of $103,215 for the fair market value of these warrants as of December 31, 1999.

Convertible Preferred Stock and Warrants

On December 8, 1997, the Company sold 907,792 shares of Series A preferred stock at $1.65 per share. Additionally, 151,297 shares of Series A preferred stock were purchased by two existing stockholders at $1.65 per share. In connection with the issuance of the Series A preferred stock, the Company issued 2,017,314 warrants to purchase Series B preferred stock at a price of $1.98 per share, and 530,256 warrants to purchase Series C preferred stock at a price of $2.48 per share. The warrants to purchase Series B preferred stock were initially exercisable, in whole or in part, at any time commencing on the date of grant through the first anniversary thereof. The warrants to purchase Series C preferred stock were exercisable, in whole or in part, at any time commencing on the date of grant through the fourth anniversary thereof. Upon issuance of the warrants, the Company allocated $259,522 to stockholders' deficit based upon their relative fair values. In June 1998 the Company extended the term of the Series B preferred stock warrants from one year to five years. Upon this modification, the Company allocated the difference between the fair value of the modified warrants, $766,755, and the fair value of the original warrants, $181,818, to stockholders' deficit.

On March 16, 1998, an investor exercised 208,425 warrants to purchase Series B preferred stock at a price of $1.98 per share for $413,272. Two officers of the Company were required to exercise 36,022 warrants to purchase Series B preferred stock at the same price.

                             musicmaker.com, Inc.
                         Notes to Financial Statements

On June 30, 1998, two investors exercised 521,139 warrants to purchase Series B preferred stock at a price of $1.98 per share for $1,033,333. Two officers of the Company were required to exercise 84,054 warrants to purchase Series B preferred stock at the same price. The exercise of the 84,054 warrants was offset by a reduction to accrued liabilities for consulting services.

Immediately upon completion of the initial public offering, all outstanding shares of Series A, Series B, and Series C convertible preferred stock were converted into 1,908,729 shares of common stock. Upon conversion of the Series A preferred stock into common stock, the remaining discount on Series A preferred stock was recorded as accretion and the effect on net loss available to common stock holders was $723,318 in the year ended December 31, 1999. This accretion had no effect on the Company's cash flows. Also, the Series B and Series C preferred stock warrants were converted to warrants to purchase 1,697,930 shares of common stock upon completion of the initial public offering.

Stock Option Plan

The 1996 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the stockholders in 1996. The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to contribute to the growth and financial success of the Company. The aggregate number of shares of common stock for which options may be granted under the Plan shall not exceed 4,200,000 shares. Additional information with respect to stock option activity is summarized as follows:


                                                                 Year ended December 31,
                               -----------------------------------------------------------------------------------------
                                           1997                           1998                           1999
                               ---------------------------   ----------------------------   ----------------------------
                                                 Weighted                       Weighted                       Weighted
                                                 Average                        Average                        Average
                                                 Exercise                       Exercise                       Exercise
                                   Shares         Price          Shares          Price          Shares          Price
                               ------------   ------------   ------------    ------------   ------------    ------------
Outstanding at beginning of
 year                                45,387     $   0.17        501,639      $   1.52      1,239,975       $    1.93
Options granted                     456,252     $   1.65        907,789      $   2.11      1,106,710       $    6.37
Options exercised                         -     $      -              -      $      -              -       $       -
Options canceled or expired               -     $      -       (169,453)     $   1.65         (2,000)      $   13.00
                               ------------     --------     ----------      --------     ----------       ---------
Outstanding at end of year          501,639     $   1.52      1,239,975      $   1.93      2,344,685       $    4.02
                               ============     ========     ==========      ========     ==========       =========
Exercisable at end of year           45,387     $   0.17        294,304      $   1.63        898,197       $    3.26
                               ============     ========     ==========      ========     ==========       =========

                             musicmaker.com, Inc.
                         Notes to Financial Statements


                                     Options outstanding                         Options exercisable

                         Number        Weighted-average     Weighted-            Number      Weighted-
                       outstanding       remaining           average           exercisable    average
 Range of exercise       as of           contractual        exercisable           as of       exercise
      price             12/31/99        life (in years)       price              12/31/99       price
---------------------------------------------------------------------------------------------------------
  $0.17 to $2.00         483,483               7.9            $ 1.53             307,198        $ 1.44
  $2.01 to $3.00         847,269               5.6            $ 2.16             311,000        $ 2.19
  $3.01 to $9.00         562,133               4.1            $ 3.43             192,500        $ 3.43
 $9.01 to $12.00         301,800               4.8            $ 9.81                   -        $    -
$12.01 to $13.00         150,000               0.5            $13.00              87,499        $13.00
---------------------------------------------------------------------------------------------------------
                       2,344,685               5.2            $ 4.02             898,197        $ 3.26
                  =======================================================================================

The Company applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in net losses of $2,091,960, $4,990,504 and $28,280,720 in 1997, 1998 and 1999, respectively, with a net loss per share of $0.52, $0.98 and $1.39, respectively. The weighted average fair value of the options granted in 1998, used as a basis for the above pro forma disclosures, was estimated at $1.95 as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 25%, risk-free interest rate of 6.5% and expected lives of 5 or 10 years. The weighted average fair value of the options granted during 1999, used as a basis for the above pro forma disclosures, was estimated as $3.00 as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 25% prior to the IPO and 112% after the IPO, risk-free interest rates ranging from 4.96% to 5.88%, and expected lives of 1,5, or 10 years. The effect of applying SFAS 123 on 1998 and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

In December 1997, the Company issued various consultants 226,282 stock options with an exercise price of $1.65 and an exercise term of ten years. The options vest evenly over a three year period. The Company recorded an expense of approximately $39,000 and $60,000 in 1998 and 1999, respectively. The Company calculated the expense using the Black-Scholes option pricing model.

In 1999, the Company issued four consultants a total of 145,094 stock options with exercise prices ranging from $2.07 to $3.43 per share and exercise terms of one or five years. The options vest per the individual stock option agreements over periods ranging from immediately to three years. The Company recorded an expense of approximately $514,000 related to these stock options. The Company calculated the expense using the Black-Scholes option pricing model.

Warrants

The following table summarizes all common and preferred stock warrant activity:

                                                                     Year ended December 31,
                                                  ----------------------------------------------------------
                                                        1997                1998                1999
                                                  ----------------     ---------------   -------------------
       Outstanding at beginning of year                       -            3,061,985          3,041,579
       Warrants issued                                3,061,985              829,234            832,392
       Warrants exercised                                     -             (849,640)           (14,524)
                                                  ----------------     ---------------   -------------------
       Outstanding at end of year                     3,061,985            3,041,579          3,859,447
                                                  ================     ===============   ===================

The weighted average fair value of the warrants granted during 1998 was estimated as $1.66 using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 25%, risk-free interest rate of 6.5% and expected lives ranging from 3.5 to 10 years.

                             musicmaker.com, Inc.
                         Notes to Financial Statements


The weighted average fair value of the warrants granted during 1999 was estimated as $1.76 for warrants granted with exercise prices equal to the fair market value of the stock on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 25%, risk-free interest rate of 6.5% and expected lives ranging from 5 to 10 years. The weighted average fair value of the warrants granted during 1999 was estimated as $4.47 for warrants granted with exercise prices below the fair market value of the stock on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 25%, risk-free interest rate of 6.5% and expected life of 4 years. The weighted average fair value of the warrants granted during 1999 was estimated as $3.56 for warrants granted with exercise prices above the fair market value of the stock on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 112%, risk-free interest rate of 6% and expected lives ranging from 2 to 5 years.

7.  Income Taxes

At December 31, 1999, the Company had net operating loss carryforwards of approximately $29.9 million. The timing and manner in which the operating loss carryforwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carryforwards will expire principally in the years 2018 and 2019. As the Company has not generated earnings and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax assets has been recorded. The change in the valuation allowance was $10,091,092. There was no current or deferred provision for income taxes for the years ended December 31, 1997, 1998 or 1999.

Net deferred tax assets consist of:

                                                                                 December 31,
                                                                   -------------------------------------
                                                                           1998               1999
                                                                   -------------------------------------
     Deferred tax assets:
       Start up expenses                                                  $   460,108       $    345,081
       Deferred compensation                                                  237,583            361,442
       Warrants                                                               227,795            521,262
       Trademark expense                                                      114,000            114,000
       Reserves and other                                                           -             40,070
       Net operating loss carryforward                                      1,620,539         11,369,262
                                                                   -------------------------------------
       Deferred tax assets before valuation allowance                       2,660,025         12,751,117

      Less valuation allowance                                             (2,660,025)       (12,751,117)
                                                                   -------------------------------------
      Net deferred tax assets                                             $         -       $          -
                                                                   =====================================

The Company has not paid any income taxes since its inception.

                             musicmaker.com, Inc.
                         Notes to Financial Statements

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

                                                                       Year ended December 31,
                                                   ------------------------------------------------------------
                                                            1997                 1998                1999
                                                   ------------------------------------------------------------
Expected tax benefit at federal statutory tax rate            $(708,613)        $(1,582,621)        $(9,076,208)
Future state benefit, net of federal benefit                    (79,801)           (186,191)         (1,067,789)
Nondeductible expenses and other                                 31,065              20,270              52,905
Increase in valuation allowance                                 757,349           1,748,542          10,091,092
                                                   ------------------------------------------------------------
                                                              $       -         $         -         $         -
                                                   ============================================================

8.  Commitments and Contingencies

Royalty and Marketing Agreements

The Company has signed contracts with record labels for non-exclusive rights to manufacture, advertise, market, promote, distribute and sell custom CDs and to digitally download songs over the Internet. The agreements contain a master use royalty rate of 15% of the selling price less any sales, excise or similar taxes. If the Company enters into a more favorable royalty rate with another licensor, the majority of these contracts contain clauses allowing the licensor to also receive the more favorable royalty terms. As discussed in Note 1, many of the contracts require advances upon the anniversary dates of the signing of the contracts. Several of the royalty agreements provide for the Company to pay advances based on actual royalties earned by the label in the previous year, as opposed to a fixed amount.

In connection with a royalty agreement signed on October 11, 1999, the Company advanced $500,000 to an independent record label. There is a note receivable due on April 11, 2000 that earns interest at 7% per annum. This receivable is included in prepaid expenses and other current assets in the accompanying financial statements.

As noted in Note 6, the Company entered into a marketing agreement with America Online on September 17, 1999, which requires quarterly payments by the Company of $1,500,000 through September 30, 2002.

Fixed commitments on contracts entered into as of December 31, 1999 are as follows:

Year ended December 31,                 Royalty                 Marketing
-----------------------            ------------------       ------------------
      2000                            $2,444,000              $ 6,000,000
      2001                               250,000                6,000,000
      2002                                     -                3,000,000
                                 --------------------     --------------------
                                      $2,694,000              $15,000,000
                                 ====================     ====================

Upon payment of the future fixed royalty commitments, management will assess whether sufficient revenues will be generated to recover the royalty advances. It is anticipated that the future fixed royalty commitments will be written off as costs of sales upon payment of the advances. The write off is due to management's expectation of minimal revenues during the one year period following the payment of these advances. If significant revenues are generated, the Company will amortize the expense to match the revenues.

Operating Leases

The Company leases its office facility, certain computer equipment and office furniture under operating lease agreements that were entered into during 1998 and 1999. Operating lease expense for the years ended December 31, 1997, 1998 and 1999 was approximately $21,000, $110,000 and $790,000, respectively.

Future minimum lease payments as of December 31, 1999 are as follows:


Year ended December 31,
-----------------------------
    2000                                                       $ 1,540,822
    2001                                                         1,406,252
    2002                                                         1,386,822
    2003                                                         1,444,124
    2004                                                         1,471,911
    Thereafter                                                   7,359,939
                                                            --------------
                                                               $14,609,870
                                                            ==============


Litigation

Musicmaker.com and certain of its officers and directors have been named as defendants in two separate class action lawsuits filed in United States federal court for the Central District of the State of California. Each complaint alleges violations of the federal securities laws. Legal fees and expenses, as well as any judgment or settlement entered into in connection with these suits, could be a significant drain on our financial resources. The resulting effect of this litigation and the corresponding effect on our resources could have a material adverse effect on our business, financial condition and results of operations.

9.  Related Party Transactions

Accrued compensation of $625,219 as of December 31, 1998 consists of amounts due to stockholders for consulting services rendered to the Company since inception, including assistance with obtaining financing, negotiations with record labels and corporate and technical development. These amounts were paid in full in 1999. Additionally, in December 1998, the Company advanced a stockholder and officer $81,519. The advance is payable on or before January 1, 2003 and bears interest at 8% per annum.

                             musicmaker.com, Inc.
                         Notes to Financial Statements


10.  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                            Year ended December 31,
                                           --------------------------------------------------------
                                                    1997                1998              1999
                                           ------------------    ----------------    --------------

Numerator:
 Net loss                                         $(2,084,157)       $(4,654,767)      $(26,694,729)
Less: Accretion of Series A preferred
 stock                                                 (3,090)          (118,051)          (723,318)
                                           ------------------    -----------------    -------------
  Net loss available to common
   stockholders                                   $(2,087,247)       $(4,772,818)      $(27,418,047)
                                           ==================    =================    =============

Denominator:
 Denominator for basic net loss per share
  - weighted average shares                         4,040,985          5,094,518         20,389,891
                                            ------------------    -----------------    -------------
 Effect of dilutive securities:
  Preferred stock                                           -                  -                  -
  Stock options                                             -                  -                  -
  Warrants                                                  -                  -                  -
                                           ------------------    -----------------    -------------
 Dilutive potential common shares                           -                  -                  -
 Denominator for diluted net loss per
  share - adjusted weighted average
  shares                                            4,040,985          5,094,518         20,389,891
                                           ==================    =================    =============

Basic net loss per share                          $     (0.52)       $     (0.94)      $      (1.34)
                                           ==================    =================    =============

Diluted net loss per share                        $     (0.52)       $     (0.94)      $      (1.34)
                                           ==================    =================    =============

The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                                     Year ended December 31,
                                     ---------------------------------------------------
                                           1997              1998              1999
                                     ---------------   ---------------    --------------

Convertible notes payable:                    -           248,129                 -
Preferred stock:
  Series A                            1,059,089         1,059,089                 -
  Series B                                    -           849,640                 -
Preferred stock warrants:
  Series B                            2,017,314         1,167,674                 -
  Series C                              530,256           530,256                 -
Stock options                           501,639         1,239,975         2,344,685
Warrants                                514,415         1,343,649         3,859,447

11. 401(K) Plan

Effective January 1, 1999, the Company established a 401(K) plan (the "Plan") for all employees. Contributions are made through voluntary employee salary reductions and discretionary matching by the Company. The Company did not make matching contributions to the Plan on behalf of its employees in 1999.

                Schedule II - VALUATION AND QUALIFYING ACCOUNTS

                              MUSICMAKER.COM, INC.
            FOR FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
            -------------------------------------------------------


                            Balance at          Additions
                           Beginning of         Charged to        Deductions          Balance at End
Description                    Year              Expense         From Reserves            of Year
1999                           ----              -------         -------------            -------
----
Deducted from accounts
receivable:
For doubtful accounts        $    -             $ 75,000          $       -               $ 75,000
1998
----
Deducted from accounts
receivable:
For doubtful accounts        $    -             $      -          $       -               $      -
1997
----
Deducted from accounts
receivable:
For doubtful accounts        $    -             $      -          $       -               $      -

Item 9.    Changes in and Disagreements With Accountants on Accounting and
--------------------------------------------------------------------------
           Financial Disclosure.
           ---------------------

Not applicable.

                                    PART III


     The information called for by Part III of Form 10-K (consisting of Item 10
- Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions) is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
----------------------------------------------------------------------------

(a)(1) Index to Financial Statements

Please see the accompanying Index to Financial Statements which appears in Item 8 on page 43 of this report. The Report of Independent Auditors, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 44 of this report are included in Item 8.

(a)(2) Financial Statement Schedules

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

Please see subsection (c) below.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed through December 31, 1999.

(c)  Exhibits.

1.1 Form of Underwriting Agreement between musicmaker.com, Virgin Holdings, Inc. and Ferris, Baker Watts, Incorporated, Fahnestock & Co. Inc. and C.
       E. Unterberg, Towbin as Representatives.(1)
3.1    Form of Amended and Restated Certificate of Incorporation.(1)
3.2    Bylaws.(2)
4.1    Form of Common Stock Certificate.(1)
4.2    Form of Warrant Agreement.(1)
5.1    Opinion of Venable, Baetjer and Howard, LLP regarding legality.(1)
10.1   Amended and Restated Employment Agreement between the Company and Robert
       P. Bernardi dated December 8, 1997, amended on February 12, 1999.(3)
10.2 Amended and Restated Employment Agreement between the Company and Devarajan S. Puthukarai dated December 8, 1997, amended on February 12, 1999 and on May 19, 1999.(2)
10.3 Consulting Agreement dated January 23, 1997, between the Company and Irwin H. Steinberg, amended on January 1, 1998, and amended by letters to the Company dated August 28, 1998 and August 31, 1998.(3)
10.4 Letter Agreement dated June 12, 1998, between the Company and The Columbia House Company.(3)
10.5   The Company's Amended Stock Option Plan.(2)
10.6 Marketing Agreement dated September 30, 1998, between Platinum Entertainment, Inc. and the Company.(3)

10.7 Memorandum of Understanding between the Company and Audio Book Club, Inc. dated January 18, 1999.(3)
10.8 Office/Warehouse/Showroom Lease dated January 15, 1998 between the Company and Century Properties Fund XX.(3)
10.9   Form of Lock-up Agreement.(2)
10.10.1 Loan and Security Agreement between the Company and Imperial Bank dated March 12, 1999.(2)
10.10.2 Standby Letter of Credit and Security Agreement dated March 9, 1999, and Addendum thereto dated March 5, 1999.(2)
10.11 Master Equipment Lease dated January 8, 1999 between the Company and Boston Financial & Equity Corporation.(2)
10.12 Agreement of Lease between 570 Lexington Company, L.P. and the Company dated February 26, 1999.(2)
10.13 License Agreement between the Company and Virgin Holdings, Inc. dated June 8, 1999.(2)
10.14 Agreement between the Company and Virgin Holdings, Inc. dated June 8, 1999.(2)
10.15 Stockholders' Agreement between the Company, Virgin Holdings, Inc. and the other Stockholders listed on Schedule I dated June 8, 1999.(2)
10.16 Registration Rights Agreement between the Company, Virgin Holdings, Inc., Rho Management Trust I, The Columbia House Company and the other Stockholders listed on Schedules I and II dated June 8, 1999.(2)
10.17 Co-Branding and Media Purchase Agreement between the Company and Spinner Networks, Inc. dated March 26, 1999.(1)
10.18 Note Purchase Agreement between Rho Management Trust I and the Company dated as of June 23, 1999.(1)
10.19 Demand Promissory Note in the aggregate principal amount of $1,000,000 issued by the Company to Rho Management Trust I dated as of June 23, 1999.(1)
10.20  Office Lease (1740 Broadway, 23rd Floor, New York, NY 10019)
       commencing January 15, 2000#
10.21 Office Lease (10790 Parkridge Blvd., Suite 50, Reston, VA 20191) commencing January 15, 2000#
10.22  Loan agreement between the Company and Devarajan Puthukarai#
10.23 Interactive marketing agreement between the Company and American Online, Inc., dated September 15, 1999#*
23.1   Consent of Ernst & Young LLP, Independent Auditors.#
27     Financial Data Schedule.#

------------
#   Filed herewith
*   Confidential treatment requested for portions of this document.
(1) Incorporated by reference to the Amendment No. 5 to the Company's Registration Statement as filed with the SEC on July 2, 1999 (Registration No. 333-72685).
(2) Incorporated by reference to the Amendment No. 2 to the Company's Registration Statement as filed with the SEC on June 15, 1999 (Registration No. 333-72685).
(3) Incorporated by reference to the Company's Registration Statement as filed with the SEC on February 19, 1999 (Registration No. 333-72685).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           musicmaker.com, Inc.


                           By:    /S/ DEVARAJAN S. PUTHUKARAI
                                  ---------------------------
                                  Devarajan S. Puthukarai
                                  Chief Executive Officer

Dated:  April 5, 2000
----------------------

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Devarajan S. Puthukarai     Chief Executive Officer,
-----------------------------   President, Chief Operating
Devarajan S. Puthukarai         Officer                         April 5, 2000

/s/ Mark A. Fowler
-----------------------------
Mark A. Fowler                  Chief Financial Officer         April 5, 2000

/s/ Robert P. Bernardi
-----------------------------
Robert P. Bernardi              Chairman                        April 5, 2000

/s/ Irwin H. Steinberg
-----------------------------
Irwin H. Steinberg              Vice Chairman                   April 5, 2000

/s/Edward J. Mathias
-----------------------------
Edward J. Mathias               Director                        April 5, 2000

/s/ Jay A. Samit
-----------------------------
Jay A. Samit                    Director                        April 5, 2000

/s/Jonathan A.B. Smith
-----------------------------
Jonathan A.B. Smith             Director                        April 5, 2000

/s/ John A. Skolas
-----------------------------
John A. Skolas                  Director                        April 5, 2000