Form 10-K/A
period 1999-12-31
MUSICMAKER COM INC
filed 2000-05-01
CIK 1079786

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1999, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to _______________.


COMMISSION FILE NUMBER :    000-26585
                            ---------


                              MUSICMAKER.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                              54-1811721
     (State or Other Jurisdiction                 (I.R.S. Employer
           of Incorporation)                     Identification No.)


                    1740 Broadway, 23rd floor, New York, NY
               (Address of Principal Executive Office) (Zip Code)


                                 (212) 265-8818
               Registrant's telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Securities Act:  None.

     Securities registered pursuant to Section 12(g) of the Securities Act:
                     Common Stock, par value $.01 per share


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
[X] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment ot this Form 10-K [_].

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $80,430,398 as of March 15, 2000, based upon the last sale of such equity as of such date. This calculation does not reflect ownership by Virgin Holdings, Inc. or any directors or executive officers of the Registrant.

As of March 15, 2000, 33,132,192 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

This Amendment No. 1 on Form 10-K/A Amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1999.

                                    PART III

Item 10.  Directors and Officers of the Registrant.
---------------------------------------------------

The following table sets forth information about our executive officers and directors:

Name                            Age                            Position
-------------------------------------------------------------------------------------------------
Devarajan S. Puthukarai          56        Chief Executive Officer, President, Chief Operating
                                           Officer, Director
----------------------------------------------------------------------------------------------------
Robert P. Bernardi               47        Chairman of the Board of Directors
----------------------------------------------------------------------------------------------------
William Crowley                  45        Senior Vice President, U.S. Marketing Group
----------------------------------------------------------------------------------------------------
Mark A. Fowler                   39        Chief Financial Officer, Vice President of Finance and
                                           Administration
----------------------------------------------------------------------------------------------------
Lawrence A. Lieberman            38        President, Global Marketing Group
----------------------------------------------------------------------------------------------------
Edward J. Mathias(1)             58        Director
----------------------------------------------------------------------------------------------------
Jay A. Samit                     38        Director
----------------------------------------------------------------------------------------------------
Jonathan A.B. Smith              36        Director
----------------------------------------------------------------------------------------------------
John A. Skolas                   48        Director
----------------------------------------------------------------------------------------------------
Irwin H. Steinberg               78        Director, Vice Chairman of the Board of Directors
----------------------------------------------------------------------------------------------------

(1) Mr. Mathias resigned from the board of MusicMaker.com effective April 25, 2000.

Executive Officers and Directors

     Devarajan S. Puthukarai. Mr. Puthukarai is musicmaker.com's President, Chief Executive Officer and Chief Operating Officer and served as musicmaker.com's Co-Chief Executive Officer from April 1997 until December 1999. Mr. Puthukarai has served as director since April 1997. From 1991 to April 1997, Mr. Puthukarai was President of Warner Music Media, a division of Warner Music Enterprises, a Time Warner Inc. company engaged in the business of promoting new and upcoming artists. From 1984 to 1990, Mr. Puthukarai was President of RCA Direct Marketing Inc./BMG Direct Marketing Inc., launching one of the country's first CD music clubs and building the world's largest classical music club. Mr. Puthukarai earned his Bachelor of Science and Bachelor of Law degrees from Madras University in India. Mr. Puthukarai earned a Master of Business Administration degree from the Indian Institute of Management, a Harvard/Ford Foundation school in Ahemadabad, India.

     Robert P. Bernardi. Mr. Bernardi is musicmaker.com's co-founder and Chairman of the Board of Directors. Mr. Bernardi has served as a director since musicmaker.com's inception and served as musicmaker.com's Co-Chief Executive Officer until December 1999. From 1990 to 1996, Mr. Bernardi was a co-founder, Chairman of the Board of Directors and Chief Executive Officer of TREEV, Inc. (formerly Network Imaging Corporation), a publicly-held software company for which he continues to serve as a director. From 1988 to 1990, Mr. Bernardi was an independent consultant in the document imaging and telecommunications fields. From 1987 to 1988, Mr. Bernardi was a co-founder, President and Chief Executive Officer of TranSwitch Corporation, a publicly-held company that designed high-speed telecommunications chips. From March 1984 to December 1987, Mr. Bernardi was Chairman of the Board of Directors and Chief Executive Officer of Spectrum Digital Corporation, a publicly-held telecommunications equipment manufacturing company. From 1984 to 1987, Mr. Bernardi was a co-founder and director of PictureTel Corporation, a publicly-held manufacturer of full-motion video conferencing systems. Prior to 1984, Mr. Bernardi held various executive management positions with MCI Communications Corporation, Mobil Corporation, Booz, Allen & Hamilton, Inc. and The MITRE

Corporation. Mr. Bernardi earned a Bachelor of Science degree in Physics and a Master of Science degree in Business and Economics from the State University of New York at Stonybrook.

     William Crowley. Mr. Crowley has served as musicmaker.com's Senior Vice President, U.S. Marketing Group since January 2000 and served as musicmaker.com's Vice President of Marketing and Sales since August 1996. From 1995 to 1996, Mr. Crowley was a Vice President at Warner Music Enterprises where he was responsible for advertising, creative services and circulation marketing for its sampling programs and roster of music magazines. From 1993 to 1995, Mr. Crowley was Vice President at PolyGram Group Distribution, Inc. where he was responsible for direct development of both music products and new channels of distribution for PolyGram labels. From 1990 to 1993, Mr. Crowley was the Director of Marketing and Product Development at Time Life Music where he was responsible for new product and business activities for popular and classical music products. From 1981 to 1990, Mr. Crowley was Director of Artists Repertoire and Merchandising at BMG Direct Marketing, Inc. where he was responsible for product selection and development, and merchandising and market research for BMG music clubs. Mr. Crowley earned a Masters degree in Business Administration from New York University and a Bachelors degree in Political Science and Economics from Northwestern University.

     Mark Fowler. Mr. Fowler has served as musicmaker.com's Chief Financial Officer and Vice President of Finance and Administration since January 1999 and was musicmaker.com's Director of Finance and Administration since April 1998. From 1995 to 1998, Mr. Fowler was the Controller at BioReliance Corporation, a publicly-held international contract research organization. From 1994 to 1995, Mr. Fowler was the Controller at Fusion Lighting, Inc., an international research and development company. From 1991 to 1994, Mr. Fowler was the Controller at Excalibur Technologies Corporation, a publicly-held software development firm. Prior to 1991, Mr. Fowler held several positions, including a consultant position with Booz, Allen & Hamilton, Inc. Mr. Fowler is a certified public accountant in the State of Virginia. He earned a Bachelor of Science degree in Finance from Radford University and is currently enrolled at the Johns Hopkins University pursuing a Masters degree in Business Administration.

     Lawrence A. Lieberman. Mr. Lieberman has served as musicmaker.com's President, Global Marketing Group since January 2000 and was musicmaker.com's Vice President of Internet Marketing since May 1999. From September 1996 to May 1999, Mr. Lieberman was Vice President of Strategic Planning and New Business Development at Comedy Central, a cable television network owned jointly by Time Warner and Viacom, where he was responsible for business activities ancillary to its regular cable operations and managed all aspects of the comedycentral.com site. Mr. Lieberman was the Executive Producer of the multi- million selling "Chef Aid: The South Park Album," developed the "South Park" home video line with sales in excess of three million units, and initiated South Park's worldwide merchandise program including T-shirts, video games, books and CD-ROMs. From February 1996 to September 1996, Mr. Lieberman was with Time Inc. New Media developing content for their various Internet sites. From August 1992 to February 1996, Mr. Lieberman was Vice President of Marketing and Artist Relations at Warner Music Enterprises, and from April 1989 to August 1992, Mr. Lieberman was Director of Merchandising and Marketing at MTV. Mr. Lieberman currently serves as an associate overseer at the Leonard N. Stern School of Business at New York University and as a trustee of the Hudson Valley Children's Museum. Mr. Lieberman earned a Masters degree in Business Administration degree from the Leonard N. Stern School of Business at New York University, and a Bachelors degree in Economics from Union College in Schenectady, New York.

     Edward J. Mathias. Mr. Mathias has served as a musicmaker.com director since December 1996. Mr. Mathias is a Managing Director and assisted in founding The Carlyle Group L.P., a Washington, D.C.-based merchant bank. Mr. Mathias is also a special limited partner in Trident Capital, a partnership focusing on business and information service companies. Mr. Mathias currently serves as a director for U.S. Office Products Company, Inc. and U.S.A. Floral Products, Inc., and has served as a director for Sirrom Capital Corporation, each a publicly-held company. In addition, Mr. Mathias sits on a number of advisory committees for private equity partnerships. From 1971 to 1993, Mr. Mathias held various positions with T. Rowe Price Associates, Inc., an investment management organization, most recently as a Managing Director. Mr. Mathias has served on T. Rowe Price's Board of Directors and was a member of its Management Committee for over ten years. Mr. Mathias holds a Masters degree in Business Administration from Harvard Business School and a Bachelors degree from the University of Pennsylvania.

     Jay A. Samit. Mr. Samit has served as a musicmaker.com director since June 1999. Mr. Samit has been the Senior Vice President of Worldwide New Media for EMI Recorded Music since April 1999, responsible for the strategy and implementation of all business development, strategic alliances, marketing partnerships and creative development of internet, online and website activities. From October 1996 to March 1999, Mr. Samit was Vice President of Original Content for Universal Studios New Media Group and also President of animalhouse.com, a Universal joint venture targeted at the online college community. Prior to October 1996, Mr. Samit was the President of Jasmine Multimedia Publishing, a new media publishing company founded by him in 1981. Mr. Samit graduated magna cum laude from the University of California at Los Angeles and received the Presidential Fellowship in 1981.

     Jonathan A. B. Smith. Mr. Smith has served as a musicmaker.com director since June 1999. Since January 1999, Mr. Smith has been the Vice President of Finance and Planning for EMI Recorded Music North America, responsible for overseeing corporate finance functions for EMI Recorded Music in North America. From May 1995 to December 1998, Mr. Smith served as the Head of Business Planning Support for EMI Records (U.K.). Mr. Smith graduated with honors from The University of Hull, in Hull, United Kingdom, with degrees in Economics and Politics and he has been a member of the Chartered Institute of Certified Accountants since 1989.

     John A. Skolas. Mr. Skolas has served as a musicmaker.com director since June 1999. Mr. Skolas recently accepted a position as Chief Financial Officer of Coelacanth Corporation, responsible for oversight of its financial and administrative matters. From February 1998 until June 1999, Mr. Skolas served as Chief Financial Officer and General Counsel of PhytoWorks Inc., responsible for writing significant portions of the company's business plan, negotiating transactions, structuring intellectual property licenses and handling a wide range of financial and administrative matters. From February 1, 1992 until March 31, 1997, Mr. Skolas served as President/Corporate Officer of the Americas of EMI Group, Inc., the finance, treasury, tax and administrative subsidiary of EMI Group plc serving its U.S. subsidiaries. From February 1, 1992 until January 1, 1999, Mr. Skolas also served as President and General Counsel of EMI Group North America Inc., responsible for overseeing licensing of semiconductor patents held by EMI Group. Mr. Skolas holds a Masters degree in Business Administration from Harvard Business School, a Juris Doctor from the University of Wisconsin Law School and a Bachelor of Arts degree from Luther College. He holds a Certified Public Accountant certificate from the Iowa Board of Accountancy and is admitted to practice law in Minnesota and Wisconsin.

     Irwin H. Steinberg. Mr. Steinberg has served as a musicmaker.com director and Vice Chairman of the Board of Directors since January 1997. Mr. Steinberg also serves as a consultant to musicmaker.com. From 1982 to the present, Mr. Steinberg has been President of IHS Corporation, a consulting firm specializing in the music industry. From 1975 to 1982, Mr. Steinberg was Chairman and Chief Executive Officer of PolyGram Records, Inc. Mr. Steinberg was co-founder of Mercury Records Corporation. From 1946 to 1975, Mr. Steinberg was employed with Mercury Records Corporation where he progressed from

Chief Financial Officer to Executive Vice President to President, which later position he held from 1968-1975. Mr. Steinberg currently serves as an adjunct Professor at Columbia College of the Arts, in Chicago, where he teaches graduate courses in music business. Mr. Steinberg holds a Bachelors degree from the University of Chicago Business School and a Masters degree from the California State University at Domingo Hills.

Classified Board of Directors, Stockholders' Agreement and Executive Officers

     Our Board of Directors is divided into three classes of directors, designated Classes A, B and C, with the directors in the respective classes serving staggered three year terms. With respect to the present Board (consisting of seven members), the term of the Class A director, Mr. Skolas, will expire at the 2000 annual meeting of stockholders, the terms of the Class B directors, Mr. Mathias, Mr. Steinberg and Mr. Smith, will expire at the 2001 annual meeting of stockholders and the terms of the Class C directors, Mr. Bernardi, Mr. Puthukarai and Mr. Samit, will expire at the 2002 annual meeting of stockholders.

     Executive officers are appointed by and serve at the discretion of the
Board of Directors.   In December 1999, Mr. Puthukarai became the sole Chief
Executive Officer of the Company.

Description of Stockholders' Agreement

     Musicmaker.com entered into a stockholders' agreement with Virgin Holdings, Rho Management Trust I, Messrs. Bernardi, Puthukarai, Steinberg and RHL Ventures, LLC. The parties to the stockholders' agreement are required to vote their shares of common stock to ensure that the number of directors on the Board remains at seven and includes three directors designated by Virgin Holdings, two directors designated by musicmaker.com and two independent directors. Each class of directors must include one Virgin Holdings director. Directors will be elected at annual meetings of stockholders to serve a three year term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy on the Board of Directors for an unexpired term.

Committees of the Board of Directors and Compensation

     The Board of Directors has designated an Audit Committee of the Board of Directors, which consists of Mr. Skolas and Mr. Mathias. The Audit Committee is responsible for reviewing, along with our independent public accountants, the scope of our accounting audits, as well as our corporate accounting practices and policies. The Audit Committee reviews our accounting and financial controls, and makes themselves available to our independent public accountants for any necessary consultation.

     The Board of Directors has also designated a Compensation Committee of the Board of Directors, which consists of Mr. Bernardi, Mr. Mathias and Mr. Samit. The Compensation Committee reviews the performance of our management and recommends and approves the compensation of and the issuance of stock options to executive officers and employees under our stock option plan.

     Musicmaker.com directors currently do not receive a fee for their service on the Board of Directors or any committee of the board. Directors are eligible to receive stock options under musicmaker.com's stock option plan. Members of the Board of Directors have received options under musicmaker.com's stock option plan as disclosed in "Security Ownership of Certain Beneficial Owners and Management" herein. All of these options were issued with an exercise price equal to the fair market value of the common stock on the date of grant. Directors receive reimbursement to cover their reasonable expenses incurred in attending Board meetings. Under the terms of his consulting agreement, Mr. Steinberg, musicmaker.com's Vice Chairman of the Board, receives compensation of $1,200 per meeting of the Board of Directors or any committee.

Compensation Interlocks and Insider Participation

     The current members of the Compensation Committee are Mr. Bernardi, Mr. Mathias and Mr. Samit. Accordingly, to date, the Compensation Committee, including directors who are or were executive officers of musicmaker.com, has made all determinations concerning compensation of musicmaker.com's executive officers. During his term on the Compensation Committee, Mr. Bernardi has agreed not to participate in decisions regarding his own compensation.

Section 16 Beneficial Ownership Reporting.

     Following musicmaker.com's initial public offering, each of the officers and directors named in Item 11 below failed to timely file Form 3's by the date of the effectiveness of musicmaker.com's registration statement, July 6, 1999.

Item 11.  Executive Compensation.

Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to musicmaker.com in all capacities by musicmaker.com's chief executive officer and other executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal years ended December 31, 1998 and 1999.

                           Summary Compensation Table




                                                                                                  Long-Term
                                                                                             Compensation Awards
                                                                                             -------------------
                                                                    Annual                     Number of Shares
                                                                 Compensation                 Underlying Options
----------------------------------------------------------------------------------------------------------------
Name and Principal Position                                   Salary ($)       Bonus ($)
----------------------------------------------------------------------------------------------------------------
Devarajan S. Puthukarai.................           1999       $250,000       $  100,000                       --
President, Chief Executive Officer and             1998       $250,000       $  100,000                  151,297
 Chief Operating Officer

Robert P. Bernardi......................           1999       $175,000                0                       --
Chairman of the Board of Directors                 1998       $175,000                0                  151,297

Mark A. Fowler..........................           1999       $125,000       $50,000 (1)                  30,259
Chief Financial Officer, Vice President
 of Finance and Administration

Lawrence A. Lieberman...................           1999       $ 85,962       $   50,000                  349,500
President Global Marketing

William Crowley.........................           1999       $144,230       $   50,000                       --
Senior Vice President, U.S. Marketing

     (1)  Net of $20,000 used for the payment of taxes.

     The following table sets forth information regarding the grant of options to purchase musicmaker.com's common stock to each of the Named Executive Officers during the fiscal year ended December 31, 1999. Potential realizable value assumes that the common stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the requirements of the Securities and Exchange Commission. Potential realizable value does not represent musicmaker.com's estimate of future stock price growth.

                             Option Grants in 1999

                                               Individual Grants
                                -------------------------------------------------------      Potential Realizable Value at
                                 Number of     Percentage of                               Assumed Annual Rates of Stock
                                 Securities    Total Options                               Price Appreciation for Option
                                 Underlying      Granted to    Exercise                                Term (1)
                                  Options       Employees in     Price      Expiration     -------------------------------
Name                              Granted       Fiscal 1999    Per Share        Date           5%                   10%
----------------------          -----------    -------------   ---------    ----------     ----------          -----------
Lawrence A. Lieberman             349,500             32%        $2.07          2004        $202,570             $441,314

Mark A. Fowler                     30,259              3%        $2.07          2004        $ 17,538             $ 38,208

________

(1) Potential Realizable Value assumes that the common stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the requirements promulgated by the Securities and Exchange Commission. Potential Realizable Value does not represent musicmaker.com's estimate of future stock price growth.

The following table sets forth information regarding the number and value of securities underlying options held by each of the Named Executive Officers at the end of fiscal 1999. No options were exercised by any of the Named Executive Officers during 1999.

             Aggregate Option Exercises and Year-End Option Values

                                                 Number of Securities                       Value of Unexercised
                                                Underlying Unexercised                     "In-the-Money" Options
                                             Options at December 31, 1999                 at December 31, 1999 (1)
                                          ----------------------------------          ---------------------------------
Name                                      Exercisable          Unexercisable          Exercisable         Unexercisable
------------------------                  -----------          -------------          -----------         -------------
Robert P. Bernardi                          151,299               151,298              $556,327              $556,324
Devarajan Puthukarai                        151,299               151,298              $556,327              $556,324
Lawrence A. Lieberman                        58,250               291,250              $ 42,421              $712,106
Mark Fowler                                  10,086                50,432              $ 39,285              $193,709
William Crowley                              15,129                90,779              $ 86,387              $345,414

(1) Value for "in-the-money" options represents the positive spread between the exercise price of outstanding options and the fair market value of $5.875 per share on December 31, 1999.

Employment Agreements and Consulting Agreements

     Mr. Bernardi and Mr. Puthukarai each have employment agreements with initial terms through December 7, 2002. These agreements require that each commit substantially all of his time and effort to furthering musicmaker.com's interests and restrict competition with musicmaker.com during the term of the agreement and for one year following termination. Under their employment agreements, Mr. Bernardi receives a base salary of $175,000 per annum and Mr. Puthukarai receives a base salary of $250,000 per annum. Each is eligible for payment of bonuses and stock options as determined by the Compensation Committee of the Board of Directors. Mr. Puthukarai is guaranteed a minimum annual bonus of $100,000. Upon termination by musicmaker.com without cause, or termination by Mr. Bernardi or Mr. Puthukarai upon non-compliance by musicmaker.com with a material provision of the employment agreement, their respective employment agreements provide for payment of all accrued salary, benefits and bonus plus a sum equal to the salary, benefits and bonus that would have been received if the initial or any renewal term had been completed, discounted by three percent. Each agreement is automatically renewable on a year-to-year basis following expiration of the initial term, and any renewal term unless written notice of non-renewal is given by either party 90 days before expiration of any term. Should musicmaker.com decide not to renew their respective agreements, Mr. Bernardi and Mr. Puthukarai shall be entitled to a severance payment equal to one year's salary and benefits, as in effect prior to termination. Each agreement restricts the ability of Mr. Bernardi and Mr. Puthukarai to solicit customers or call upon employees of musicmaker.com for one year after the terms of each of their agreements. The agreements further restrict ownership in excess of 5% of any U.S. publicly traded company which is engaged in musicmaker.com's business.

     Under a consulting agreement between musicmaker.com and IHS Corporation, Mr. Steinberg is required to provide consulting services to musicmaker.com for not less than fifteen days in any given month. Mr. Steinberg seeks to obtain, on musicmaker.com's behalf, additional license agreements and content relationships with record labels in an effort to expand musicmaker.com's music library. The Steinberg Consulting Agreement is non-exclusive; however, Mr. Steinberg is restricted from providing consulting services to any of musicmaker.com's competitors. For his services, Mr. Steinberg is paid a minimum monthly payment of $9,000. Mr. Steinberg also receives compensation of $1,200 per meeting in connection with his attendance at meetings of musicmaker.com's Board of Directors or any committee thereof.

Key Man Insurance

     Musicmaker.com has key man insurance covering Messrs. Bernardi and Puthukarai in the amount of $1 million each and naming musicmaker.com as beneficiary.

Stock Option Plan

  Musicmaker.com has adopted a stock option plan for the purpose of promoting our long-term growth and profitability by:

 .  Providing key people with incentives to improve stockholder value and contribute to the growth and financial success of musicmaker.com.
 . Enabling musicmaker.com to attract, retain and reward talented and skilled persons for positions of substantial responsibility.

Musicmaker.com has used stock options as a significant component of compensation for our officers and key employees.

     The stock option plan provides for the award to eligible participants, including employees, officers, directors and consultants, of stock options including non-qualified options and incentive stock options under Section 422 of the Internal Revenue Code. The stock option plan also provides for the award of stock appreciation rights, including free standing, tandem and limited stock appreciation rights. Under the stock option plan 4,200,000 shares of common stock are reserved for issuance, representing approximately 13% of the shares of common stock outstanding as of March 31, 2000. As of March 31, 2000, options to purchase a total of 3,594,682 shares of common stock were outstanding, at exercise prices ranging from $0.17 to $13.00 per share. 138,688 options have been exercised and no stock appreciation rights have been granted to date.

     The stock option plan is administered by the Compensation Committee of the Board of Directors, which will include at least two "disinterested persons," for purposes of Rule 16b-3 under the Exchange Act, and "outside directors," within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee selects the participants and establishes the terms and conditions of each option or other rights granted under the stock option plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which the options become exercisable. The exercise price of all "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, granted under the stock option plan must be at least equal to 100% of the fair market value of the option shares on the date of grant. The term of any incentive stock option granted under the stock option plan may not exceed ten years. Where the eligible stock option plan participant owns over 10% of the total combined voting power of all classes of stock of musicmaker.com, however, the exercise price must be at least equal to 110% of the fair market value of the option shares on the date of grant and the term cannot exceed five years.

     To the extent required to comply with Rule 16b-3 under the Exchange Act, if applicable, and in any event in the case of an incentive stock option or stock appreciation right granted with respect to an incentive stock option, no award granted under the stock option plan shall be transferable by a grantee otherwise than by will or by the laws of descent and distribution. Other terms and conditions of each award are set forth in the grant agreement governing that award and determined by the Compensation Committee.

Indemnification of Directors and Officers

     Musicmaker.com's Charter and Bylaws provide that it shall indemnify all of its directors and officers to the full extent permitted by the Delaware General Corporation Law. Under these provisions, any director or officer who, in his or her capacity as such, is made or threatened to be made a party to any suit or proceeding, may be indemnified if the Board determines the director or officer acted in good faith and in a manner the director reasonably believed to be in, or not opposed to, the best interests of musicmaker.com. The Charter, Bylaws, and Delaware law further provide that indemnification is not exclusive of any other rights to which directors and officers may be entitled under our Charter, Bylaws, any agreement, any vote of stockholders or disinterested directors, or otherwise.

     Musicmaker.com has the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of musicmaker.com, or is or was serving at the request of musicmaker.com as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, against any expense, liability, or loss incurred by that person in the capacity he served for musicmaker.com or arising out of his status as such, whether or not musicmaker.com would have the power to indemnify that person against similar liability under Delaware law. Musicmaker.com has director and officer insurance coverage. Our directors and officers are insured against liability of up to $2,000,000 for each loss, each policy year, and an additional $3,000,000 in the aggregate each policy year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding shares of our common stock beneficially owned as of March 31, 2000. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares of common stock subject to options and warrants that are currently exercisable or are exercisable within 60 days of July 1, 1999, are deemed outstanding with respect to the person holding those options but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. Except as otherwise indicated in the table, the address of the stockholders listed below is that of musicmaker.com's principal executive office. Directors not included in the table below do not hold musicmaker.com securities.


        Name and Address                              Shares Beneficially Owned As of March 31, 2000
-------------------------------------  ------------------------------------------------------------------------
                                                             Number                               Percent
                                       ---------------------------------------------------  -------------------
Virgin Holdings, Inc.................                      12,098,663                              36.5%
338 North Foothill Road
Beverly Hills, CA  90210
Rho Management Trust I...............                       2,814,322  (1)                         8.2%
767 Fifth Avenue
New York, NY  10053
Robert P. Bernardi...................                       2,331,426  (2)                         6.9%
Zomba Record Holdings, B.V...........                       1,937,008                               5.8%
Devarajan S. Puthukarai..............                       1,232,737  (3)                          3.6%
Irwin H. Steinberg...................                         371,846  (4)                          1.1%
Edward J Mathias.....................                         319,607  (5)                            *
William Crowley......................                         183,092  (6)                            *
Lawrence A. Lieberman................                         171,759  (7)                            *
Jay A. Samit.........................                          89,583  (8)                            *
Mark Fowler..........................                          46,924  (9)                            *
Jonathan A.B. Smith..................                          43,750 (10)                            *
John A. Skolas.......................                          43,750 (11)                            *
All executive officers and directors
 as a group (10 persons).............                       4,834,474 (12)                         13.6%

*  Less than 1%.

(1) Includes 787,904 Series B and 438,280 Series C outstanding of common stock warrants.

     Rho Management Partners L.P., a Delaware limited partnership may be deemed the beneficial owner of shares registered in the name of Rho Management Trust I, under an investment advisory relationship by which Rho Management Partners L.P. exercises sole voting and investment control over its shares and warrants.

(2) Includes 272,817 Series B and 60,600 Series C outstanding common stock warrants and 338,613 vested options for common stock with exercise prices ranging from $2.06 to $5.94 per share.

(3) Includes 453,896 common stock warrants with an exercise price of $1.65 per share and 68,204 Series B and 15,150 Series C outstanding common stock warrants. Also includes 338,613 vested options for common stock with exercise prices ranging from $2.06 to $5.94 per share.

(4) Includes 229,970 common stock warrants with exercise prices ranging from $1.65 to $1.98 per share.

(5)  Includes 162,519 vested options for common stock.

(6)  Includes 62,054 vested options for common stock.

(7)  Includes 141,500 vested options for common stock.

(8)  Includes 89,583 vested options for common stock.

(9)  Includes 46,924 vested options for common stock

(10) Includes 43,750 vested options for common stock

(11) Includes 43,750 vested options for common stock

(12) Includes 341,021 Series B and 75,750 Series C of common stock warrants and 683,870 outstanding common stock warrants and 1,699,915 vested options for common stock.

Item 13.    Certain Relationships and Related Transactions.

     On June 8, 1999, we executed a license agreement with EMI. Under this agreement, we will make royalty payments in connection with sales of our Custom CDs including any music content provided under license by EMI. In exchange for our rights under the license agreement, we issued 15,170,860 shares of our common stock to Virgin Holdings. Virgin Holdings received approximately $40,000,000 from the sale of 3,072,197 shares of its stock by participating as a selling shareholder in our initial public offering. Jay A. Samit and Jonathan A.B. Smith, directors serving on the musicmaker.com Board of Directors, also serve as executive officers of EMI Recorded Music.

     On July 1, 1999, musicmaker.com issued a demand promissory note to Rho Management Trust I for financing in the principal amount of $1,000,000 in the form of a subordinated note bearing interest at 12% and maturing on January 1, 2000. We repaid the principal and interest on the above loan immediately following our initial public offering and out of the proceeds therefrom.

     We believe that the above-described transactions are as fair to musicmaker.com as could have been obtained with unaffiliated parties. We intend that all future transactions with officers, directors or principal stockholders of musicmaker.com will be approved or ratified by a majority of the Board of Directors, including a majority of the disinterested, independent directors. Moreover, we intend that future transactions with affiliates will be on terms no less favorable to musicmaker.com than could be obtained from unaffiliated third parties.