Form 10-Q
period 2000-03-31
MUSICMAKER COM INC
filed 2000-05-12
CIK 1079786

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000, or

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ___________ to _______________.

                      COMMISSION FILE NUMBER:  000-26585


                             MUSICMAKER.COM, INC.
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                             54-1811721
(State or Other Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

1740 Broadway, 23/rd/ floor, New York, NY                             10019
(Address of Principal Executive Office)                            (Zip Code)

       Registrant's telephone number, including area code (212) 265-8818

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

As of April 26, 2000, 33,140,421 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1    Financial Statements                                              Page
                                                                            ----
                  Balance Sheets
                  March 31, 2000 (unaudited) and December 31, 1999.........    2

                  Statements of Operations (unaudited)
                  Three month periods ended March 31, 2000 and 1999........    3

                  Statements of Cash Flows (unaudited)
                  Three month periods ended March 31, 2000 and 1999........    4

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................    8

Item 3    Quantitative and Qualitative Disclosures
          About Market Risk................................................   15

                          PART II - OTHER INFORMATION

Item 1    Legal Proceedings................................................   16

Item 2    Changes in Securities and Use Of Proceeds........................   17

Item 3    Defaults Upon Senior Securities..................................   17

Item 4    Submission of Matters to a Vote of Securities Holders............   17

Item 5    Other Information................................................   17

Item 6    Exhibits and Reports On Form 8-K.................................   17

          Signatures.......................................................   18

                              musicmaker.com, Inc

                                BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                                2000                   1999
                          ASSETS                                            (unaudited)
                                                                       -------------------      -------------------
Current assets:
  Cash and cash equivalents.......................................       $      46,792,628         $     58,290,808
  Accounts receivable.............................................               2,032,980                  528,958
  Prepaid expenses and other current assets.......................               2,269,023                1,459,923
                                                                       -------------------      -------------------
    Total current assets..........................................              51,094,631               60,279,689
Property and equipment, net.......................................               3,871,394                2,447,728
Investments.......................................................               1,200,000                  750,000
Intangibles, net..................................................              93,184,624               98,363,455
Related party accounts receivable.................................                  83,150                   81,519
Other assets......................................................               6,766,496                3,477,829
                                                                       -------------------      -------------------
    Total assets..................................................       $     156,200,295         $    165,400,220
                                                                       ===================      ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................       $       2,052,210         $      1,706,778
  Accrued expenses................................................               1,233,961                2,109,385
  Deferred revenues...............................................               1,936,875                  125,000
  Current portion of long-term obligations........................                  42,857                   42,857
                                                                       -------------------      -------------------
    Total current liabilities.....................................               5,265,903                3,984,020

Long-term obligations.............................................                 171,429                  171,429
Commitments and contingencies.....................................
Stockholders' equity:
   Common stock, $0.01 par value, 100,000,000
    shares authorized; 33,140,421 and 32,993,503
     shares issued and outstanding................................                 331,404                  329,934
   Additional paid-in capital.....................................             194,534,104              193,945,928
   Warrants.......................................................                 779,059                  779,059
   Accumulated deficit............................................             (44,881,604)             (33,810,150)
                                                                       -------------------      -------------------
    Total stockholders' equity....................................             150,762,963              161,244,771
                                                                       -------------------      -------------------
    Total liabilities and stockholders' equity....................       $     156,200,295         $    165,400,220
                                                                       ===================      ===================


        The accompanying notes are an integral part of these statements
                              musicmaker.com, Inc.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three months ended March 31,
                                                             2000                   1999
                                                    --------------------    --------------------
Net sales.......................................            $  3,086,082             $    20,160
Cost of sales
 Product........................................               1,282,678                   4,464
 Content........................................                 977,199                 458,819
                                                    --------------------    --------------------
Gross profit....................................                 826,205                (443,123)
                                                    --------------------    --------------------
Operating expenses:
 Sales and marketing............................               3,561,378                 259,852
 Operating and development......................                 741,223                 253,256
 General and administrative.....................               2,625,751                 693,130
 Depreciation and amortization..................               5,691,526                 131,499
                                                    --------------------    --------------------
                                                              12,619,878               1,337,737
                                                    --------------------    --------------------
Loss from operations............................             (11,793,673)             (1,780,860)
Other income (expense):
 Interest income................................                 722,401                  16,539
 Interest expense...............................                    (182)                (40,406)
                                                    --------------------    --------------------
                                                                 722,219                 (23,867)
                                                    --------------------    --------------------
Net loss........................................             (11,071,454)             (1,804,727)
Accretion for Series A preferred stock
 warrants.......................................                       -                 (41,106)
                                                    --------------------    --------------------

Net loss available to common stockholders.......            $(11,071,454)            $(1,845,833)
                                                    ====================    ====================

Basic and diluted, net loss per common share
 (Note 4).......................................            $      (0.34)            $     (0.27)
                                                    ====================    ====================

Weighted average shares outstanding.............              33,046,988               6,805,561
                                                    ====================    ====================

        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three months ended
                                                                                       March 31,
                                                                              2000                 1999
                                                                       -----------------    -----------------
Operating activities
 Net loss.........................................................          $(11,071,454)     $    (1,804,727)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation...................................................               169,751               54,000
   Amortization...................................................             5,521,775               77,499
   Interest.......................................................                    --               26,270
   Services received in exchange for stock and warrants...........                58,589              169,621
   Changes in operating assets and liabilities:
     Accounts receivable..........................................            (1,954,022)             (11,822)
     Prepaid expenses and other current assets....................              (810,731)             (30,818)
     Capitalized IPO fees.........................................                    --             (338,365)
     Other assets.................................................            (3,288,667)                  --
     Accounts payable.............................................               345,432              340,028
     Accrued expenses.............................................              (875,424)            (142,882)
     Deferred revenues............................................             1,811,875                   --
     Accrued compensation payable to related parties..............                    --                4,996
     Other liabilities............................................                    --               39,453
                                                                       -----------------    -----------------
       Net cash used in operating activities......................           (10,092,876)          (1,616,747)
                                                                       -----------------    -----------------
Investing activities
 Purchases of property and equipment..............................            (1,593,417)            (100,961)
                                                                       -----------------    -----------------
       Net cash used in investing activities......................            (1,593,417)            (100,961)
                                                                       -----------------    -----------------
Financing activities
 Proceeds from issuance of convertible notes payable..............                    --            1,487,500
 Payment of fees on convertible notes payable.....................                    --             (173,875)
 Issuance of common stock.........................................               188,113            1,116,363
                                                                       -----------------    -----------------
       Net cash provided by financing activities..................               188,113            2,429,988
                                                                       -----------------    -----------------
 Net (decrease) increase in cash and cash equivalents.............           (11,498,180)             712,280
 Cash and cash equivalents at beginning of period.................            58,290,808              972,954
                                                                       -----------------    -----------------
 Cash and cash equivalents at end of period.......................          $ 46,792,628      $     1,685,234
                                                                       =================    =================
 Non-cash activities
 Common stock issued for licensing agreements.....................          $     50,000      $            --
                                                                       =================    =================
 Issuance of warrants.............................................          $    292,944      $            --
                                                                       =================    =================
 Payment on account receivable with common stock..................          $    450,000      $            --
                                                                       =================    =================


        The accompanying notes are an integral part of these statements
                             musicmaker.com, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

Note 1. -- The Company and Summary of Significant Accounting Policies


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

Basis of Presentation

The financial statements as of March 31, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds.

Revenue Recognition

Net sales are recognized at the time merchandise is shipped to customers for Custom CDs and upon execution of orders for digitally downloaded songs.

Another source of revenue to the Company is derived from contracts for the integration of music content into customers' media properties. These development fees are recognized as revenue once the related activities have been performed and the music is available in the customer's media format. In the first quarter of 2000, the Company recognized $248,000 of such revenue.

Investments

On October 1, 1999, the Company entered into a marketing agreement with Platinum Entertainment, Inc. ("Platinum") under which Platinum purchased prominent advertising and promotion positioning in musicmaker's Christmas and Holiday music promotions for the fourth quarter of 1999. In exchange for the marketing services rendered, Platinum agreed to pay the Company $500,000 in cash or common stock of Platinum, which form of payment was to be determined in Platinum's sole discretion. Accordingly, on February 1, 2000, Platinum issued 166,667 shares of its unregistered common stock, par value $.001 per share, to musicmaker.com. The Company discounted the value of the stock received given that it is not registered, and recorded advertising sales and an account receivable of $450,000 at December 31, 1999. Upon receipt of the stock in February 2000, the Company credited the $450,000 receivable and recorded an additional investment of $450,000 in Platinum.

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

The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. These charges resulted in increases to costs of sales of approximately $454,000 and $815,000 for the quarters ended March 31, 2000 and 1999, respectively. The Company is required to make additional advances upon the anniversaries of the signing of these initial contracts. During the first quarter of 2000, the Company capitalized $4,000,000 of advance royalty payments made to music labels that management believes will generate significant future revenues. Of the $4,000,000 advanced royalties paid, $135,000 royalty expense was amortized based on the revenue generated from these labels in the first quarter of 2000.

Note 2. -- Issuances of stock and warrants and related events

In February 2000, the Company executed a license agreement with Metal Blade Records, a California corporation, whereby Metal Blade granted exclusive rights to such entities sound recordings for use in Custom CD compilation services. In exchange for the Company's rights under such agreement the Company issued 8,230 shares of its common stock valued at $50,000, estimating the fair value of the Company's common stock at $6.08 per share. The Company is amortizing the intangible asset on a straight-line basis over the five-year life of the agreement.

In January 2000, the Company issued a warrant exercisable for 58,824 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement, granting musicmaker.com access to certain sound recordings for inclusion in its Custom CD compilation service for a period of five years. The warrant is exercisable for a period of five years at $5.95 per share, based upon the average closing price of our common stock on the Nasdaq for the five days prior to the execution of the Cheap Trick license agreement. The Company valued the warrant using the Black-Scholes option pricing model and recorded an intangible asset of $292,944 to be amortized over five years.

In February 2000, musicmaker.com issued warrants exercisable for up to 150,000 shares or our common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they have agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining webcasting and other broadcast opportunities on behalf of musicmaker.com. The warrants are exercisable for a three-year period at $5.06 per share, based upon the average closing price of our common stock on Nasdaq for the five days prior to execution. Fifty percent of the shares purchasable under the warrants vest on the first anniversary of the grant, and the remaining shares vest on the second anniversary of the date of the grant.


Note 3. -- Net Loss Per Share

                                                                        Three Months Ended
                                                                            March 31,
                                                         ---------------------------------------------
                                                                 2000                     1999
                                                         --------------------     --------------------
Numerator:

 Net loss                                                        $(11,071,454)             $(1,804,727)
 Less: accretion of Series A preferred stock warrants                       -                  (41,106)
                                                         --------------------     --------------------

 Net loss available to common shareholders                       $(11,071,454)             $(1,845,833)
                                                         ====================     ====================

Denominator:
 Weighted-average shares outstanding                               33,046,988                6,805,561
                                                         ====================     ====================

Basic and diluted net loss per common share                      $      (0.34)             $     (0.27)
                                                         ====================     ====================

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Note Regarding Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including statements concerning the Company's expectation that certain advance royalty payments made to music labels will generate significant future revenues, its expectations concerning the potential for access to tracks from EMI, its belief that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, and the Company's belief that it will not incur any future material expenditures related to Year 2000 compliance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's limited operating history, uncertainty concerning its license agreement with EMI Recorded Music, general economic and business conditions with respect to the Internet and online commerce, changes in government regulations, competition and the ability of the Company to implement its business strategy discussed in the Company's Annual Report on Form 10-K dated December 31, 1999, musicmaker.com's ability to predict trends and preferences in the changing music industry, the amount and effectiveness of marketing and strategic relationships, musicmaker.com's ability to obtain music rights and to obtain such rights to music that is in demand by music consumers, particularly that class of music consumers who use the internet, the fact that our competitors, current and future, including some of the record labels themselves, may launch competing internet services, the ability of or equipment, facilities and staff in the future to produce CDs in a timely, cost effective fashion, as well as the risks set forth in the Company's Registration Statement filed on Form S-1 dated as of July 7, 1999 as filed with the Securities and Exchange Commission and the Company's Annual Report on Form 10-K dated December 31, 1999 and risk factors listed from time to time in subsequent filings.

     We currently have exclusive rights under a five-year worldwide license agreement with EMI Recorded Music to include in online sales of our custom CDs the content that EMI elects to make available. EMI has provided a significant amount of content to us under the agreement. However, the agreement does not obligate EMI to grant us any content at all. In addition, our use of content provided by EMI may be severely limited and restricted by EMI in the future. EMI can also revoke or terminate any rights to music content previously granted. Our exclusive rights under the license agreement automatically become non-exclusive upon the occurrence of triggering events contained in our agreement. Our agreement does not limit or prevent EMI or any of its affiliates from offering directly to the public custom CDs manufactured by them, independent of musicmaker.com, nor does it obligate EMI to grant us any music for digital downloading over the internet.

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

Overview

     Musicmaker.com, Inc. (the "Company") was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with leading online and offline music marketers including Columbia House and TransWorld Entertainment. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, Inc. ("EMI"). The Company was granted a five-year exclusive worldwide license to include the music content that EMI makes available for use in our online sales of custom CDs. The new relationship with EMI gives the Company the potential for access to tracks from EMI artists and the extensive music catalog of a major record company. In connection with our license agreement with EMI, we will amortize approximately $17,300,000 in each of the next five years.

     The Company's net sales are primarily derived from two sources. One source of sales consists of custom CDs and digitally downloaded music sold directly to customers over the Internet and through advertising direct mail campaigns directly from the Company's website. The Company also mass-produces custom-made CDs to corporate businesses looking to fulfill mass promotions. Net sales are net of sales discounts and include shipping and handling charges. Customer accounts are settled by directly charging a customer's credit card or by offering credit to pre-qualified customers through the Company's agreement with Columbia House, and receiving cash and money orders in connection therewith. Accordingly, we are required to manage the associated risks of accounts receivable, expansion and collection. Net sales are recognized upon shipment of the CD from the Company's production site in Reston, Virginia. For digitally downloaded songs, net sales are recognized upon execution of the order.

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

                                                           ------------------------------
                                                                  Three months ended
                                                                       March 31,
                                                           ------------------------------
                                                                 2000          1999
                                                           ------------------------------
               Net sales                                          100%          100%
               Cost of sales - product                             41            22
               Cost of sales - content                             32          2276
                                                           ------------------------------
               Gross profit                                        27         -2198
                                                           ------------------------------
               Operating expenses:
                Sales and marketing                               115          1289
                Operating and development                          24          1257
                General and administrative                         85          3438
                Depreciation and amortization                     185           652
                                                           ------------------------------
                                                                  409          6636
                                                           ------------------------------
               Loss from operations                              -382         -8834
               Other income (expense):
                Interest income                                    23            82
                Interest expense                                   --          -200
                                                           ------------------------------
                                                                   23          -118
                                                           ------------------------------
               Net loss                                          -359         -8952
               Accretion for Series A
                preferred stock warrants                           --          -205
                                                           ------------------------------

               Net loss available to common
               stockholders                                      -359%        -9157%
                                                           ==============================


     Net Sales. Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased to $3,086,082 for the three months ended March 31, 2000 compared to $20,160 for the three months ended March 31, 1999. The growth of net sales is primarily attributable to two sources. Revenue from the sales of custom CDs and digital downloads sold directly to customers from the Company's website rose significantly in the first quarter of 2000. The continued expansion of our music library and involvement with Columbia House, Microsoft and other strategic partners, which provided heavier Internet traffic and access to additional customer bases contributed to the growth in sales. The second area of revenue growth came from the large volume sales derived from contracts with corporate businesses looking to fulfill mass promotions. In the first quarter of 2000 the Company recorded revenue from promotional sales of just over $2,000,000 or 67% of total revenue.

     Cost of Sales. Cost of sales principally consists of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Production costs include CDs, jewel cases, CD trays and CD inserts. The Company expects that its cost of sales will increase significantly as it enters into additional licensing agreements to further expand and develop its music library. Cost of sales increased 388% to $2,259,877 for the three months ended March 31, 2000 compared to $463,283 for the three months ended March 31, 1999. Cost of sales largely consists of royalty advances that were paid upon signing of royalty agreements with independent music labels of $977,199 for the three months ended March 31, 2000 compared to $458,819 for the three months ended March 31, 1999. Due to the significant increase in revenue, the cost of sales as a percentage of net sales decreased to 73% for the first quarter of 2000 compared to 2298% for the first quarter of 1999.

     Operating and Development Expenses. Operating and development expenses increased 193% to $741,223 for the three months ended March 31, 2000 compared to $253,256 for the three months ended March 31, 1999. The increase was attributable to increased spending on website maintenance and equipment expense, increased staffing and associated costs related to enhancing the features and functionality of the Company's website and computer systems. Operating and development expenses are expected to increase in future periods as a result of anticipated personnel additions and additional equipment and maintenance expenses associated with the expansion of the Company's technical operations.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expenses all advertising costs as incurred. Sales and marketing expenses increased 1271% to $3,561,378 for the three months ended March 31, 2000, compared to $259,852 for the three months ended March 31, 1999. The increase is primarily attributable to increased advertising expenses in connection with the America Online agreement, Columbia House print promotion, other online promotions, and third party advertising services. Sales and marketing expenses are expected to continue to increase as the Company promotes its expanding music library utilizing the promotions referred to above. The Company expects sales and marketing expenses to increase significantly as it endeavors to increase its customer base, drive traffic to its website and enhance brand name awareness. While the Company is hopeful that its sales and marketing expense will continue to represent a decreasing percentage of net sales, the Company is not able to predict whether this will occur. No assurance can be given that the Company will sustain increased net sales or that sales and marketing expense will not increase as a percentage of net sales.

     General and Administrative Expenses and Amortization Expense. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other expenses associated with corporate functions, the depreciation of fixed assets, the amortization of intangibles and other general and corporate expenses. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. Excluding depreciation and amortization, general and administrative expenses increased 279% to $2,625,751 for the three months ended March 31, 2000, compared to $693,130 for the three months ended March 31, 1999. The increase in general and administrative expenses was primarily due to an increase in personnel to support the Company's expanding operations. As a result, salaries and wages, benefits, and other employee related costs increased as well as recruiting and costs for temporary help. Rent, equipment expenses, and office expenses also increased as a result of the expansion. Accounting and legal expenses have also increased as a result of the Company's growth. Amortization expense increased 7025% to $5,521,775 for the three months ended March 31, 2000, compared to $77,499 for the three months ended March 31, 1999. The increase in amortization of intangibles was due primarily to the amortization of the license fees with EMI, Zomba, TVT and Platinum.

     Interest Expense/Income. Interest income increased to $722,401 for the three months ended March 31, 2000 compared to $16,539 for the three months ended March 31, 1999. The increase in interest income is due to the higher levels of invested funds. Interest expense decreased 99% to $182 for the three months ended March 31, 2000, compared to $40,406 for the three months ended March 31, 1999. The decrease in interest expense in the first quarter of 2000 is due to the retirement of notes paid from the proceeds of the IPO in July 1999.

     Accretion of Preferred Stock Warrants. Upon completion of the IPO, all outstanding shares of Series A, Series B and Series C convertible preferred stock were converted into 1,908,729 shares of common stock and all outstanding convertible notes payable were converted into 968,252 shares of common stock in the third quarter of 1999. Upon conversion of the Series A preferred stock into common stock in the third quarter of 1999, the remaining discount of $641,106 on the Series A preferred stock was recorded as accretion. There was no accretion recorded for the three-month period ended March 31, 2000. The accretion for the three-month period ended March 31, 1999 was $41,106. The accretion did not affect the Company's cash flows. The Series B and Series C preferred stock warrants converted into common stock warrants upon completion of the IPO.

Liquidity and Capital Resources

     Net cash used in operating activities was $10,092,876 for the three months ended March 31, 2000 compared to $1,616,747 for the three months ended March 31, 1999. The net loss of $11,071,454 for the current year was reduced by non-cash charges of $5,750,115, including depreciation and amortization of $5,691,526, primarily in connection with the EMI license. The combined increases to prepaid expenses and other current assets, and other assets of $4,099,398 are primarily due to cash outlays for the acquisition of music licenses. Increases to accounts receivable used $1,954,022 while reduced deferred revenues provided $1,811,875. A net decrease to accounts payable and accrued expenses used $529,992.

     The higher sales volume during the first quarter of the current year resulted in an increase in the level of accounts receivable at March 31, 2000. Management believes that the allowance for doubtful accounts of $75,000 at March 31, 2000 is adequate.

     Cash used in investing activities was $1,593,417 for the three months ended March 31, 2000 and $100,961 for the three months ended March 31, 1999. In the current year cash used in investing activities was for the purchase of computer equipment and software, leasehold improvements, furniture and other office equipment as the Company expanded its production facility and administrative offices in support of its growing operations.

     Net cash provided by financing activities was $188,113 for the three months ended March 31, 2000 and $2,429,988 for the three months ended March 31, 1999. The issuance of common stock upon the exercise of stock options accounted for all of the cash provided by financing activities for the three months ended March 31, 2000. Net cash provided by financing activities, for the three months ended March 31, 1999 was through the issuance of 8% convertible notes for $1,487,500, net of fees of $173,875, and the issuance of common stock for $1,213,250, net of fees of $96,887.

     In February 2000, the Company executed a license agreement with Metal Blade Records, a California corporation, whereby Metal Blade granted exclusive rights to such entities sound recordings for use in Custom CD compilation services. In exchange for the Company's rights under such agreement the Company issued 8,230 shares of its common stock valued at $50,000, estimating the fair value of the Company's common stock at $6.08 per share. The Company is amortizing the intangible asset on a straight-line basis over the five-year life of the agreement.

     In January 2000, the Company issued a warrant exercisable for 58,824 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement, granting musicmaker.com access to certain sound recordings for inclusion in its Custom CD compilation service for a period of five years. The warrant is exercisable for a period of five years at $5.95 per share, based upon the average closing price of our common stock on the Nasdaq for the five days prior to the execution of the Cheap Trick license agreement. The license fee of $292,944 will be amortized as a non-cash charge of approximately $58,589 in each year over the next five years, the term of the license. In addition, the Company will make royalty payments to Cheap Trick for sales of custom CDs that include Cheap Trick's content.

     In February 2000, the Company issued warrants exercisable for up to 150,000 shares or our common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they have agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining webcasting and other broadcast opportunities on behalf of musicmaker.com. The warrants are exercisable for a three-year period at $5.06 per share, based upon the average closing price of our common stock on Nasdaq for the five days prior to execution. Fifty percent of the shares purchasable under the warrants vest on the first anniversary of the grant, and the remaining shares vest on the second anniversary of the date of the grant.

     At March 31, 2000, the Company had $46,792,628 in cash and cash equivalents compared to $1,685,234 for March 31, 1999. The Company believes that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, although it may seek to raise additional capital during that period. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that any additional financing will not dilute shares held by musicmaker.com's stockholders.

Year 2000 System Costs

     For the purposes of Year 2000 compliance, the corporate MIS department has managed the task of verifying that all of the Company's internal transaction processing systems are date compliant. This process was initiated in order to ensure the Company would be able to continue operations without disruption after January 1, 2000. As of the date of this filing the Company's principal transaction processing software through which nearly all of the Company's business is transacted has not experienced any significant problems associated with Year 2000 date compliance. The Company also utilizes electronic data exchange systems operated by third parties, as well as computers, software, telephone systems and other equipment used internally. None of these systems have experienced any significant Year 2000 compliance problems.

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


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     Currently the majority of the Company's sales and expenses are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 2000, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.

PART II

                               OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

     On February 25, 2000, certain current or former shareholders of the company commenced a securities class action lawsuit in the United States District Court for the Central District of California (the "Action"). Since that time, five nearly identical, additional actions have been filed (together with the Action, the "Actions") in the Central District of California. The Actions are brought on behalf of all public investors who purchased our common stock between July 7, 1999 and November 15, 1999, including investors purchasing in our initial public offering as well as those purchasing in the open market. Named as defendants in some or all of the Actions are musicmaker.com, Inc., The EMI Group, EMI Recorded Music, EMI Recorded Music North America, Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Mark A. Fowler, Jay A. Samit, Jonathan A. B. Smith and John A. Slokas.

     The complaints in the Actions allege that, among other things, that plaintiff and members of the putative class were damaged when they acquired our common stock, as a result of material omissions and misstatements in certain of our press releases, analyst reports and our public filings with the Securities and Exchange Commission that allegedly caused our stock price to be inflated. The complaints in the Action allege violations of some or all of the following statutory provisions: Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Plaintiffs seek compensatory damages and/or rescission against defendants, as well as attorneys' costs and fees.

     The Company believes the allegations of the Actions are without merit and intends to defend them vigorously. However, these lawsuits could materially and adversely affect the company's financial condition and results of operations based on a number of factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement.

     In 1998, we received notice from Magix Entertainment Products GmbH, a German company claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in the United States District Court for the Southern District of New York, Musicmaker.com, Inc., v. Magix Entertainment Prods. GmbH, No.99 Civ. 11577 (BSJ)(S.D.N.Y.), vesting exclusive jurisdiction over our domain name. The case is pending, and no decisions have been rendered in the litigation. Though we currently believe that we remain in compliance with the terms of our settlement agreement, there remains a risk that should we be unsuccessful in such litigation we may lose access to and our rights in the domain name MUSICMAKER.COM. Loss of access to and loss or our rights in the domain name MUSICMAKER.COM could detrimentally and materially affect the financial condition and results of operations of the Company. In addition, this lawsuit could materially and adversely affect the company's financial condition and results of operations based on a number of additional factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

     On July 7, 1999, the Company consummated an initial public offering of its common stock, $.01 par value, (the "Common Stock"). The registration statement on Form S-1 (333-72685) relating to such offering was declared effective on July 6, 1999 by the Securities and Exchange Commission.

     The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $70,889,272. An estimate of how these proceeds have been applied by the Company during the period July 7, 1999 through March 31, 2000 is as follows:

Purchase and installation of machinery and equipment                $3,525,490
Repayment of indebtedness                                            1,592,505
Online and traditional advertising                                   6,735,518
Strategic alliances                                                  5,542,331

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

None.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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


                              MUSICMAKER.COM, INC.


                              By:  /s/ DEVARAJAN S.PUTHUKARAI
                                   --------------------------
                                   Devarajan S. Puthukarai
                                   Chief Executive Officer, President
                                   Chief Operating Officer



                                   /s/ MARK A. FOWLER
                                   ------------------
                                   Mark A. Fowler, CPA
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

Date:  May 12, 2000

                                 EXHIBIT INDEX
                                 -------------

Exhibit 27:    Financial Data Schedule.