Form 10-Q
period 2000-06-30
MUSICMAKER COM INC
filed 2000-08-14
CIK 1079786

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000, or

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
 (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
       of Incorporation)

 1740 Broadway, 23/rd/ floor, New York, NY                 10019
 (Address of Principal Executive Office)                 (Zip Code)

       Registrant's telephone number, including area code (212) 265-8818

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2000, 33,140,421 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                     PART I - FINANCIAL INFORMATION

Item 1   Condensed Financial Statements

            Condensed Balance Sheets
            June 30, 2000 (unaudited) and December 31, 1999.......................................     2

            Condensed Statements of Operations (unaudited)
            Three and six month periods ended June 30, 2000 and 1999..............................     3

            Condensed Statements of Cash Flows (unaudited)
            Six month periods ended June 30, 2000 and 1999........................................     4

            Notes to the Condensed Financial Statements (unaudited)...............................     5

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................................     8

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk........................................................................    15

                                       PART II - OTHER INFORMATION

Item 1   Legal Proceedings........................................................................    16

Item 2   Changes in Securities and Use Of Proceeds................................................    17

Item 3   Defaults Upon Senior Securities..........................................................    17

Item 4   Submission of Matters to a Vote of Securities Holders....................................    17

Item 5   Other Information........................................................................    17

Item 6   Exhibits and Reports On Form 8-K.........................................................    18

         Signatures...............................................................................    19

                              Musicmaker.com, Inc

                    ITEM 1 - CONDENSED FINANCIAL STATEMENTS
                           CONDENSED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                              ------------------  ------------------
                                  ASSETS                                          (unaudited)
Current assets:
     Cash and cash equivalents...........................................      $     35,694,199    $     58,290,808
     Accounts receivable.................................................             1,553,185             528,958
     Prepaid expenses and other current assets...........................             5,978,331           1,459,923
                                                                              -----------------   -----------------
         Total current assets............................................            43,225,715          60,279,689
Property and equipment, net..............................................             5,165,730           2,447,728
Investments..............................................................                   ---             750,000
Intangibles, net.........................................................            87,657,134          98,363,455
Related party accounts receivable........................................                84,780              81,519
Other assets.............................................................             4,306,059           3,477,829
                                                                              -----------------   -----------------
         Total assets....................................................      $    140,439,418    $    165,400,220
                                                                              =================   =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable....................................................      $        841,027    $      1,706,778
     Accrued expenses....................................................             1,575,263           2,109,385
     Deferred revenues...................................................             1,910,031             125,000
     Current portion of long-term obligations............................                42,857              42,857
     Other current liabilities...........................................                65,727                 ---
                                                                              -----------------   -----------------
         Total current liabilities.......................................             4,434,905           3,984,020
Long-term obligations....................................................               128,572             171,429
Other long-term liabilities..............................................                64,812                 ---
Stockholders' equity:
      Common stock, $0.01 par value, 100,000,000
         shares authorized; 33,140,421 and 32,993,503
          shares issued and outstanding..................................               331,404             329,934
      Additional paid-in capital.........................................           194,231,166         193,945,928
      Warrants...........................................................               779,059             779,059
      Accumulated deficit................................................           (59,530,500)        (33,810,150)
                                                                              -----------------   -----------------
         Total stockholders' equity......................................           135,811,129         161,244,771
                                                                              -----------------   -----------------
         Total liabilities and stockholders' equity......................      $    140,439,418    $    165,400,220
                                                                              =================   =================

   The accompanying notes are an integral part of these condensed statements

                             Musicmaker.com, Inc.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three months ended                     Six months ended
                                                    June 30,                              June 30,
                                            2000                1999             2000                1999
                                      ------------------------------------ -------------------------------------
Net sales                               $   1,219,209     $      47,671    $     4,305,289   $      67,831
Cost of sales
   Product..........................          446,164            11,838          1,728,842          16,302
   Content..........................        1,127,467           155,029          2,104,666         613,848
                                      ------------------------------------ -------------------------------------
Gross margin........................         (354,422)         (119,196)           471,781        (562,319)
Operating expenses:
   Sales and marketing..............        5,293,544           875,679          8,854,923       1,135,529
   Operating and development........          563,930           398,384          1,305,153         651,639
   General and administrative.......        2,031,927           591,628          4,657,678       1,258,489
   Depreciation and amortization....        5,836,645         1,581,259         11,528,171       1,739,028
   Loss on investment...............        1,200,000               ---          1,200,000             ---
                                      ------------------------------------ -------------------------------------
                                           14,926,046         3,446,950         27,545,925       4,784,685
                                      ------------------------------------ -------------------------------------
Loss from operations................      (15,280,468)       (3,566,146)       (27,074,144)     (5,347,004)
Other income (expense):
   Interest income..................          631,577            11,385          1,353,794          27,924
   Interest expense.................              ---           (38,514)               ---         (78,920)
                                      ------------------------------------ -------------------------------------
                                              631,577           (27,129)         1,353,794         (50,996)
                                      ------------------------------------ -------------------------------------
Net loss............................      (14,648,891)       (3,593,275)       (25,720,350)     (5,398,000)
Accretion for Series A
   preferred stock warrants.........              ---           (41,106)               ---         (82,212)
                                      ------------------------------------ -------------------------------------

Net loss available to common
   stockholders.....................    $ (14,648,891)    $  (3,634,381)   $   (25,720,350)  $  (5,480,212)
                                      ==================================== =====================================

Basic and diluted, net loss per
     common share (Note 3)..........    $       (0.44)    $       (0.34)   $         (0.78)  $       (0.63)
                                      ==================================== =====================================

Weighted average shares
     outstanding....................       33,140,421        10,605,305         33,093,705       8,695,412
                                      ==================================== =====================================

   The accompanying notes are an integral part of these condensed statements

                             Musicmaker.com, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                 2000                1999
                                                                           ------------------  ------------------
Operating activities
   Net loss..............................................................   $  (25,720,350)     $    (5,398,000)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation.......................................................          478,906              114,000
      Amortization.......................................................       11,049,265            1,625,028
      Loss on investment.................................................          750,000                  ---
      Services received in exchange for stock and warrants...............         (244,349)             669,240
      Changes in operating assets and liabilities:
         Accounts receivable.............................................       (1,024,227)             (35,177)
         Prepaid expenses and other current assets.......................       (4,521,669)            (202,590)
         Capitalized IPO fees............................................               --           (1,156,502)
         Other assets....................................................         (828,230)                  --
         Accounts payable................................................         (865,750)           1,369,619
         Accrued expenses................................................         (534,122)            (181,752)
         Deferred revenues...............................................        1,785,031                   --
         Other current liabilities.......................................           65,727            1,250,131
         Long-term obligations...........................................          (42,857)             (42,857)
         Other long-term liabilities.....................................           64,812                  ---
                                                                           ------------------  ------------------
             Net cash used in operating activities.......................      (19,587,813)          (1,988,860)
                                                                           ------------------  ------------------
Investing activities
   Purchases of property and equipment...................................       (3,196,909)            (438,513)
                                                                           ------------------  ------------------
             Net cash used in investing activities.......................       (3,196,909)            (438,513)
                                                                           ------------------  ------------------
Financing activities

   Proceeds from issuance of convertible notes payable...................               --            1,487,500
   Payment of fees on convertible notes payable..........................               --             (173,875)
   Issuance of common stock..............................................          188,113            1,116,363
                                                                           ------------------  ------------------
             Net cash provided by financing activities...................          188,113            2,429,988
                                                                           ------------------  ------------------
   Net (decrease) increase in cash and cash equivalents..................      (22,596,609)               2,615
   Cash and cash equivalents at beginning of period......................       58,290,808              972,954
                                                                           ------------------  ------------------
   Cash and cash equivalents at end of period............................   $   35,694,199      $       975,569
                                                                           ==================  ==================
Non-cash activities

   Common stock issued for licensing agreements..........................   $       50,000      $    86,625,610
                                                                           ==================  ==================
   Issuance of warrants..................................................   $      292,944      $            --
                                                                           ==================  ==================
   Payment on account receivable with common stock.......................   $      450,000      $            --
                                                                           ==================  ==================

    The accompanying notes are an integral part of these condensed statements

                             Musicmaker.com, Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1. - The Company and Certain Significant Accounting Policies

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

Basis of Presentation

The financial statements as of June 30, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Another source of revenue to the Company is derived from contracts for the integration of music content into customers' media properties. These development fees are recognized as revenue once the related activities have been performed and the music is available in the customer's media format. The Company recognized $248,594 of such revenue for the six months ended June 30, 2000.

Advertising sales on banner contracts and interfaces and links to other websites are recognized ratably over the period in which the advertisement and/or link is displayed, provided that no significant obligations remain at the end of the period and collection of the resulting receivable is probable. During 2000, the Company has not earned advertising revenue.

Deferred revenue is recorded upon receipt of cash in advance from customers. The Company recognizes revenue at the time merchandise is shipped to customers and all obligations of the Company have been fulfilled. All of the deferred revenue recorded to date is related to a significant revenue contract.

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

The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. Additionally, the Company includes in cost of sales royalty expenses incurred based on usage per music track. Royalty charges resulted in costs of sales, related to music content, of $1,127,467 and $155,029 for the three months ended June 30, 2000 and 1999, respectively, and $2,104,666 and $613,848 for the six months ended June 30, 2000 and 1999, respectively. The Company is required to make additional advances upon the anniversaries of the signing of certain contracts. During the first quarter of 2000, the Company capitalized $4,000,000 of advance royalty payments made to music labels that management believes will generate significant future revenues. Of the $4,000,000 paid, $135,000 and $230,939 of royalty expense was amortized based on the revenue generated from these labels in the first and second quarters of 2000, respectively.

Note 2. - Platinum Entertainment, Inc. Investment

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

As a result of a decline in Platinum's stock price during the three months ended June 30, 2000 and the fact that Platinum has been delisted by the Nasdaq Stock Market, the Company has determined its investment in Platinum of $1,200,000 to have only minimal value and wrote off its investment to expense in the month ended June 30, 2000. This amount consisted of 111,457 and 166,667 unregistered shares of Platinum stock issued to the Company on September 30, 1998 and February 1, 2000, respectively.

Note 3. - Net Loss Per Share

                                                 Three months ended                       Six months ended
                                                      June 30,                                June 30,
                                               2000              1999                2000               1999
                                        ------------------------------------   -------------------------------------
Numerator:

   Net loss                                $(14,648,891)       $(3,593,275)      $(25,720,350)       $(5,398,000)
    Less: accretion of Series A
      preferred stock warrants                      ---            (41,106)               ---            (82,212)
                                        ------------------------------------   -------------------------------------
   Net loss available to common
     shareholders                          $(14,648,891)       $(3,634,381)      $(25,720,350)       $(5,480,212)
                                        ====================================   =====================================
Denominator:
      Weighted-average shares
      outstanding                            33,140,421         10,605,305         33,093,705          8,695,412
                                        ====================================   =====================================
   Basic and diluted net loss per
     common share                          $      (0.44)       $     (0.34)      $      (0.78)       $     (0.63)
                                        ====================================   =====================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Note Regarding Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including statements concerning advance royalty payments and potential future revenues, its expectations concerning the potential for access to tracks from EMI and Zomba, its belief that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, its expectations for sales promotions, expectations concerning gains or losses associated with transactions involving foreign currencies and statements concerning the Company's release from future obligations under an agreement with AOL. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include and/or concern, among other things, the Company's limited operating history, the Company's expected increase in future operating expenses, the effect of litigation in which the Company is involved including securities class actions, uncertainty concerning a dispute with Magix Entertainment over Musicmaker.com's domain name, uncertainty concerning its license agreements with EMI, Zomba music and other companies, general economic and business conditions with respect to the Internet and online commerce, uncertainties with respect to accounting estimates and assumptions, changes in government regulations, competition and the ability of the Company to implement its business strategy discussed in the Company's Annual Report on Form 10-K dated December 31, 1999, Musicmaker.com's ability to predict trends and preferences in the changing music industry, the amount and effectiveness of marketing and strategic relationships, Musicmaker.com's ability to obtain music rights and to obtain such rights to music that is in demand by music consumers, particularly that class of music consumers who use the Internet, potential legal obstacles to obtaining rights to music titles including restrictive contractual provisions in contracts between artists and record companies from whom we obtain content, difficulty obtaining and/or inability to obtain rights to music by top selling artists, the fact that our competitors, current and future, including some of the record labels themselves, have launched competing internet services, the availability of less expensive or free music at other internet sites such as napster.com, the ability of our equipment, facilities and staff in the future to produce CDs in a timely, cost effective fashion, as well as the risks set forth in the Company's Registration Statement filed on Form S-1 dated as of July 7, 1999 as filed with the Securities and Exchange Commission and the Company's Annual Report on Form 10-K dated December 31, 1999 and risk factors listed from time to time in subsequent filings.

        We currently have exclusive rights under two five-year worldwide license agreements, one with EMI and the second with Zomba, to include in online sales of our custom CDs the content that EMI and Zomba elect to make available. Both EMI and Zomba have provided content to us under the agreement. However, these agreements do not obligate EMI or Zomba to grant us any content at all. In addition, our use of content provided by EMI and Zomba may be severely limited and restricted by EMI and Zomba in the future. EMI and Zomba can also revoke or terminate any rights to music content previously granted. Our exclusive rights under the license agreement automatically become non-exclusive upon the occurrence of triggering events contained in our agreements. The agreements do not limit or prevent EMI or Zomba or any of its affiliates from offering directly to the public custom CDs manufactured by them, independent of Musicmaker.com, nor does it obligate EMI or Zomba to grant us any music for digital downloading over the Internet.

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

Overview

     The Company was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with leading online and offline music marketers including Columbia House and TransWorld Entertainment. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI Group, plc., ("EMI"). The Company was granted a five-year exclusive worldwide license to include the music content that EMI makes available for use in our online sales of custom CDs. The relationship with EMI gives the Company the potential for access to tracks from EMI artists and the extensive music catalog of a major record company. In connection with our license agreement with EMI, we will amortize approximately $17,300,000 in each of the next five years.

     The Company's net sales are primarily derived from custom CD compilation. Custom compilation consists of custom CDs and digitally downloaded music sold directly to customers over the Internet and through advertising direct mail campaigns directly from the Company's website. The Company also mass-produces custom-made CDs to corporate businesses looking to fulfill mass promotions. Net sales are net of sales discounts and include shipping and handling charges. Customer accounts are settled by directly charging a customer's credit card or by offering credit to pre-qualified customers through the Company's agreement with Columbia House, and receiving cash and money orders in connection therewith. Accordingly, we are required to manage the associated risks of accounts receivable, expansion and collection. Net sales are recognized upon shipment of the CD from the Company's production site in Reston, Virginia. For digitally downloaded songs, net sales are recognized upon execution of the order.

     The Company also earns revenues from the sale of advertisements. The advertising product consists of banner advertisements that appear on pages within Musicmaker.com's web site. Hypertext links are embedded in each banner advertisement or button to provide the user with instant access to the advertiser's web site, to obtain additional information, or to purchase products and services.

     Another source of revenue to the Company is derived from contracts for the integration of music content into customers' media properties. These fees are recognized as revenue once the related activities have been performed and the music is available in the customer's media format.

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

     To date, the Company has incurred substantial costs to create, introduce and enhance its services, to acquire content, to build brand awareness and to grow its business. As a result, the Company has incurred operating losses since its inception. In addition, the Company expects significantly increased operating expenses in connection with an increase in the size of its staff, expansion of its marketing efforts, and an increase in its research and development efforts to assist in the Company's planned growth. To the extent that increases in operating expenses precede or are not followed by increased net sales, the Company's business, financial condition and results of operations will be materially adversely affected.

     The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early years, particularly companies in new and rapidly evolving markets such as electronic commerce. In addition, the Company's net sales depend substantially upon the level of activity on its website, the amount and quality of content provided under its EMI and Zomba license agreements and the success of its Columbia House print promotions. Although the Company has experienced growth in its operations, there can be no assurance that the Company's net sales will continue at its current level or rate of growth.

Results of Operations

     The following table sets forth, for the periods presented, certain data derived from our unaudited statements of operations as percentages of net sales. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

                                                     ----------------------------------------------------------
                                                          Three months ended            Six months ended
                                                               June 30,                     June 30,
                                                     ----------------------------------------------------------
                                                          2000           1999          2000          1999
                                                     ----------------------------------------------------------
Net sales                                                 100.0%          100.0%        100.0%       100.0%
Cost of sales - product                                    36.6            24.8          40.2         24.0
Cost of sales - content                                    92.5           325.2          48.9        905.0
                                                     -----------------------------------------------------------
Gross margin                                              -29.1          -250.0          10.9       -829.0
                                                     ----------------------------------------------------------
Operating expenses:
    Sales and marketing                                   434.2         1,836.9         205.7      1,674.1
    Operating and development                              46.3           835.7          30.3        960.7
    General and administrative                            166.6         1,241.1         108.2      1,855.3
    Loss on investment                                     98.4           ---            27.9        ---
    Depreciation and amortization                         478.7         3,317.0         267.7      2,563.7
                                                     ----------------------------------------------------------
                                                        1,224.2         7,230.7         639.8      7,053.8
                                                     ----------------------------------------------------------
Loss from operations                                   -1,253.3        -7,480.7        -628.9     -7,882.8
Other income (expense):
    Interest income                                       51.81            23.9         31.44         41.2
    Interest expense                                          0           -80.8             0       -116.3
                                                     ----------------------------------------------------------
                                                          51.81           -56.9         31.44        -75.2
                                                     ----------------------------------------------------------
Net loss                                               -1,201.5%       -7,537.7%      -597.46%    -7,958.0%
Accretion for Series A
    preferred stock warrants                                ---           -86.2           ---       -121.2
                                                     ----------------------------------------------------------

Net loss available to common stockholders              -1,201.5%       -7,623.9%      -597.46%    -8,079.2%
                                                     ==========================================================

     Net Sales.   Net sales include the selling price of products sold by the
Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased to $1,219,209 and $4,305,289 for the three and six months ended June 30, 2000, respectively, compared to $47,671 and $67,831 for the three and six months ended June 30, 1999, respectively. The growth of net sales is primarily attributable to two sources. Revenue from the sales of custom CDs and digital downloads sold directly to customers from the Company's website rose significantly in the first and second quarters of 2000. The continued expansion of our music library and involvement with Columbia House, Microsoft and other strategic partners, which provided heavier Internet traffic and access to additional customer bases contributed to the growth in sales. The second area of revenue growth came from the large volume sales derived from contracts with corporate businesses looking to fulfill mass promotions. In the second quarter of 2000 the Company recorded revenue from the fulfillment of promotional sales of just over $98,070 or 8% of total revenue as compared to $2,060,203 or 67% in the first quarter of 2000. The decline in revenue from promotional sales is attributed to the wind-down of a major promotion with Pizza Hut and CDNOW during the second quarter. The Company anticipates other sales promotions to be realized over the remainder of 2000.

     Cost of Sales.   Cost of sales principally consists of content acquisition
costs, production and shipping costs, and credit card receipt processing costs. Production costs include CDs, jewel cases, CD trays and CD inserts. The Company expects that its cost of sales will increase significantly as it enters into additional licensing agreements to further expand and develop its music library. Cost of sales increased $1,406,764 or 843% to $1,573,631 and $3,203,358 or 508%
to $3,833,508 for the three and six months ended June 30, 2000, respectively, compared to $166,867 and $630,150 for the three and six months ended June 30, 1999, respectively. Cost of sales related to content consists of royalty advances that were paid upon signing of royalty agreements with independent music labels and royalty charges that were assessed on a per music track usage basis of $1,127,467 and $2,104,666 for the three and six months ended June 30, 2000, respectively, compared to $155,029 and $613,848 for the three and six months ended June 30, 1999, respectively. Due to the significant increase in revenue, the cost of sales as a percentage of net sales decreased to 129.1% and 89.1% for the three and six months ended June 30, 2000 compared to 350% and 929% for the three and six months ended June 30, 1999.

     Sales and Marketing Expenses.   Sales and marketing expenses consist
primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. Sales and marketing expenses increased $4,417,865 or 505% to $5,293,544 and $7,719,394 or 680% to $8,854,923 for the three and six months ended June 30, 2000, respectively, compared to $875,679 and $1,135,529 for the three and six months ended June 30, 1999, respectively. The increase is primarily attributable to increased advertising expenses in connection with the America Online agreement, Columbia House print promotions, other online promotions, and third party advertising services.

In May 2000, the Company and America Online, Inc. ("AOL") mutually agreed to end the interactive agreement entered into on September 15, 1999. The Company took a non-cash charge of $1,472,000 against sales and marketing expenses for the quarter ended June 30, 2000. This non-cash charge attributed to an increase in sales and marketing expenses of 33% and 19% for the three and six months ended June 30, 2000, respectively. As a result of the termination, the Company is released from its future obligation to pay AOL the remaining $13.5 million of the original $18 million agreement. The $13.5 million obligation was to have been paid in $1.5 million quarterly payments through September 30, 2002.

Sales and marketing expenses are expected to continue to increase as the Company promotes its expanding music library utilizing the promotions referred to above. The Company expects sales and marketing expenses to increase significantly as it endeavors to increase its customer base, drive traffic to its website and enhance brand name awareness. While the Company is hopeful that its sales and marketing expenses will continue to represent a decreasing percentage of net sales, the Company is not able to predict whether this will occur. No assurance can be given that the Company will sustain increased net sales or that sales and marketing expenses will not increase as a percentage of net sales.

     Operating and Development Expenses.   Operating and development expenses
increased $165,546 or 42% to $563,930 and $653,514 or 100% to $1,305,153,
respectively, for
the three and six months ended June 30, 2000 compared to $398,384 and $651,639, for the three and six months ended June 30, 1999, respectively. A significant component of the increase is attributed to the increased staffing in customer service, website maintenance, and product fulfillment. Other increases were a result of spending on costs related to enhancing the features and functionality of the Company's website and computer systems.

     General and Administrative Expenses.   General and administrative expenses
consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other general and corporate expenses. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. General and administrative expenses increased $1,440,299 or 243% to $2,031,927 and $3,399,189 or 270% to $4,657,678, respectively, for the three and six months ended June 30, 2000, compared to $591,628 and $1,258,489 for the three and six months ended June 30, 1999, respectively. The increase in general and administrative expenses was primarily due to an increase in personnel to support the Company's expanding operations. As a result, salaries and wages, benefits, and other employee related costs increased as well as recruiting, costs for temporary help and professional fees. Rent, equipment expenses, and office expenses also increased as a result of the expansion.

     Depreciation and Amortization.   Depreciation expense increased to $309,155
and $478,906 for the three and six months ended June 30, 2000, respectively, compared to $60,000 and $114,000 for the three and six months ended June 30, 1999, respectively. Depreciation has increased as a result of the purchases of equipment and leasehold improvements due to the new office facility. Amortization expense increased to $5,527,490 and $11,049,265 for the three and six months ended June 30, 2000, respectively, compared to $1,521,259 and $1,625,028 for the three and six months ended June 30, 1999, respectively. The increase in amortization of intangibles was due primarily to the amortization of the license fees associated with EMI, Zomba, TVT and Platinum.

     Loss on Investment.   As a result of a decline in Platinum's stock price
during the three months ended June 30, 2000 and the fact that Platinum was delisted by the Nasdaq Stock Market, the Company has determined its investment in Platinum of $1,200,000 to have only minimal value and wrote off its investment to expense in the month ended June 30, 2000. This amount consisted of 111,457 and 166,667 unregistered shares of Platinum stock issued to the Company on September 30, 1998 and February 1, 2000, respectively.

     Interest Income/Expense.   Interest income was $631,577 and $1,353,794,
respectively, for the three and six months ended June 30, 2000 compared to $11,385 and $27,924, respectively, for the three and six months ended June 30, 1999. The increase in interest income is due to the higher levels of invested funds. There was no interest expense for the three and six months ended June 30, 2000, compared to $38,514 and $78,920 for the three and six months ended June 30, 1999. The decrease in interest expense during 2000 is due to the retirement of notes paid from the proceeds of the IPO in July 1999.

     Accretion of Preferred Stock Warrants.   Upon completion of the IPO, all
outstanding shares of Series A, Series B and Series C convertible preferred stock were converted into 1,908,729 shares of common stock and all outstanding convertible notes payable were converted into 968,252 shares of common stock in the third quarter of 1999. Upon conversion of the Series A preferred stock into common stock in the third quarter of 1999, the remaining discount of $641,106 on the Series A preferred stock was recorded as accretion. The accretion for the three and six months ended June 30, 1999 was $41,106 and $82,212, respectively. The accretion did not affect the Company's cash flows. The Series B and Series C preferred stock warrants converted into common stock warrants upon completion of the IPO.

Liquidity and Capital Resources

     Net cash used in operating activities was $19,587,813 for the six months ended June 30, 2000, compared to $1,988,860 for the six months ended June 30, 1999. The net loss of $25,720,350 for the current year was reduced by non-cash charges of $12,483,822 including depreciation and amortization of $11,528,171, primarily in connection with the EMI license, and $1,200,000 loss due to the decline in the Platinum investment. The combined increases to prepaid expenses and other current assets, and other assets of $4,521,669 are primarily due to cash outlays for the acquisition of music licenses. Increases to accounts receivable used $1,024,227 while increased deferred revenues provided $1,785,031. A net decrease to accounts payable and accrued expenses used $1,399,872.

     The higher sales volume during the first and second quarters of the current year resulted in an increase in the level of accounts receivable at June 30, 2000. As of June 30, 2000, more than 90% of total net receivables outstanding is from one significant customer. The Company granted extended payment terms to this customer in May 2000, and to date, the customer is current on its payments under the extended terms. Management believes that the allowance for doubtful accounts of $75,000 at June 30, 2000 is adequate.

     Cash used in investing activities was $3,196,909 for the six months ended June 30, 2000 and $438,513 for the six months ended June 30, 1999. In the current year, cash used in investing activities was for the purchase of computer equipment and software, leasehold improvements, furniture and other office equipment as the Company expanded its production facility and administrative offices in support of its growing operations.

     Net cash provided by financing activities was $188,113 for the six months ended June 30, 2000 and $2,429,988 for the six months ended June 30, 1999. The issuance of common stock upon the exercise of stock options accounted for all of the cash provided by financing activities for the six months ended June 30, 2000. Net cash provided by financing activities, for the six months ended June 30, 1999 was through the issuance of 8% convertible notes for $1,487,500, net of fees of $173,875, and the issuance of common stock for $1,213,250, net of fees of $96,887.

     In February 2000, the Company executed a license agreement with Metal Blade Records. In exchange for the rights under such agreement, the Company issued 8,230 shares of its common stock valued at $50,000, estimating the fair value of the Company's common stock at $6.08 per share. The Company is amortizing the intangible asset on a straight-line basis over the five-year life of the agreement.

     In January 2000, the Company issued a warrant exercisable for 58,824 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement, granting Musicmaker.com access to certain sound recordings for inclusion in its Custom CD compilation service for a period of five years. The warrant is exercisable for a period of five years at $5.95 per share, based upon the average closing price of our common stock on the Nasdaq National Market for the five days prior to the execution of the Cheap Trick license agreement. The license fee of $292,944 will be amortized as a non-cash charge of approximately $58,589 in each year over the next five years, the term of the license. In addition, the Company will make royalty payments to Cheap Trick for sales of custom CDs that include Cheap Trick's content.

     In February 2000, the Company issued warrants exercisable for up to 150,000 shares of our common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they have agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining webcasting and other broadcast opportunities on behalf of Musicmaker.com. The warrants are exercisable for a three-year period at $5.06 per share, based upon the average closing price of our common stock on the Nasdaq National Market for the five days prior to execution. Fifty percent of the shares purchasable under the warrants vest on the first anniversary of the grant, and the remaining shares vest on the second anniversary of the date of the grant.

     At June 30, 2000, the Company had $35,694,199 in cash and cash equivalents compared to $975,569 for June 30, 1999. The Company believes that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, although it may seek to raise additional capital during that period. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that any additional financing will not dilute shares held by Musicmaker.com's stockholders.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II

                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     On or about February 25, 2000, certain current or former stockholders of the Company commenced a securities class action lawsuit in the United States District Court for the Central District of California (the "Action") against Musicmaker and certain of its directors and officers. Five nearly identical, additional actions (together with the Action, the "Actions") were subsequently filed in the Central District of California. On June 5, 2000 the Court ordered that the six original Actions be consolidated into one case, and on June 14, 2000 four lead plaintiffs and lead counsel were appointed to manage the Actions. Pursuant to the Court's consolidation order the lead plaintiffs filed a consolidated amended complaint on June 30, 2000 (the "Complaint"). The Complaint is a class action complaint which purports to be brought on behalf of all public investors who purchased our common stock between July 7, 1999 and November 15, 1999, including investors purchasing in our initial public offering as well as those purchasing in the open market. Named as defendants in some or all of the Actions are Musicmaker.com, Inc., The EMI Group, EMI Recorded Music, EMI Recorded Music North America, Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Mark A. Fowler, Jay A. Samit, Jonathan A. B. Smith and John
A. Skolas.

     The Complaint alleges, among other things, that plaintiff and members of the punitive class were damaged when they acquired our common stock, as a result of alleged material omissions and misstatements in certain press releases, SEC filings and oral statements as well as in certain third party articles, television programs and analyst reports that allegedly caused our stock price to be inflated. The complaints in the Action allege violations of some or all of the following statutory provisions: Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934. Plaintiffs seek compensatory damages and/or rescission against defendants, as well as attorneys' costs and fees. The Complaint does not state the amount of damages which plaintiffs are seeking.

     The Company believes the allegations of the Actions are without merit and intends to defend them vigorously. However, these lawsuits could materially and adversely affect the Company's financial condition and results of operations based on a number of factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement.


     In 1998, we received notice from Magix Entertainment Products GmbH, a German company claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in federal court in New York. The case is captioned Musicmaker.com, Inc., v. Magix Entertainment Products GmbH, No. 99 Civ. 11577 (BSJ)(S.D.N.Y.), and we have asked the court, among other things, to declare that we own the trademark MUSICMAKER and the domain name MUSICMAKER.COM and that we are entitled to use them in connection with our business. Magix has filed counterclaims alleging, among other things, that we infringe its trademark rights. The case is pending, and no decisions have been rendered in the litigation. Though we currently believe that we will be successful in the litigation, there remains a risk that if we are unsuccessful we may lose the right to use the trademark MUSICMAKER and the domain name MUSICMAKER.COM. Loss of these rights could detrimentally and materially affect the financial condition and results of operations of the Company. In addition, this lawsuit could materially and adversely affect the Company's financial condition and results of operations based on a number of additional factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     On July 7, 1999, the Company consummated an initial public offering of its common stock, $0.01 par value. The registration statement on Form S-1 (333-72685) relating to such offering was declared effective on July 6, 1999 by the Securities and Exchange Commission. The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $70,889,272. An estimate of how these proceeds have been applied by the Company during the period July 7, 1999 through June 30, 2000 is as follows:

Purchase and installation of machinery and equipment        $    5,128,982
Repayment of indebtedness                                        1,592,505
Online and traditional advertising                               8,046,974
Strategic alliances                                              5,542,331

The remainder of the offering proceeds have been either allocated for working capital purposes or have or have been invested in money market accounts.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

None.


ITEM 5 - OTHER INFORMATION
--------------------------

Termination of Marketing Agreement

On May 12, 2000, the Company and America Online, Inc. ("AOL") mutually agreed to terminate the Interactive Marketing Agreement for $18 million dated September 15, 1999. As a result of the termination, the Company is released from its obligation to pay AOL the remaining $13.5 million of the original $18 million agreement. The $13.5 million obligation was to have been paid in $1.5 million quarterly payments through September 30, 2002. The marketing agreement was initially established for AOL to promote and distribute an interactive co-branded website and the Company's products and services on certain portions of the AOL Network and in connection with certain AOL products and services.

Loss on Investment

During the second quarter, the Company wrote-off to expense its $1,200,000 investment in Platinum Entertainment, Inc. ("Platinum") based on the decline in value of its stock price and delisting by the Nasdaq Stock Market, during the aforementioned period. This amount consisted of 111,457 and 166,667 unregistered shares of Platinum stock issued to the Company on September 30, 1998 and February 1, 2000, respectively.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits required by Item 601 of Regulation S-X:

     Exhibit 27: Financial Data Schedule.

B.   Reports on Form 8-K:

     None.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MUSICMAKER.COM, INC.


                         By: /s/ Devarajan S. Puthukarai
                            -------------------------------------------
                             Devarajan S. Puthukarai
                             Chief Executive Officer, President
                             Chief Operating Officer

                             /s/ Mark A. Fowler
                             ------------------------------------------
                             Mark A. Fowler, CPA
                             Chief Financial Officer
                             (Principal Financial Officer and Principal
                             Accounting Officer)

Date:  August 11, 2000