Form 10-Q
period 2000-09-30
MUSICMAKER COM INC
filed 2000-11-14
CIK 1079786

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

As of November 6, 2000, 3,314,042 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION


Item 1                    Condensed Financial Statements                  Page
                                                                          ----

          Condensed Balance Sheets
          September 30, 2000 (unaudited) and December 31, 1999..........     2

          Condensed Statements of Operations (unaudited)
          Three and nine month periods ended September 30, 2000 and 1999     3

          Condensed Statements of Cash Flows (unaudited)
          Nine month periods ended September 30, 2000 and 1999..........     4

          Notes to the Condensed Financial Statements (unaudited).......     5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................     9

Item 3    Quantitative and Qualitative Disclosures
          About Market Risk.............................................    16


                          PART II - OTHER INFORMATION

Item 1    Legal Proceedings.............................................    17

Item 2    Changes in Securities and Use Of Proceeds.....................    18

Item 3    Defaults Upon Senior Securities...............................    19

Item 4    Submission of Matters to a Vote of Securities Holders.........    19

Item 5    Other Information.............................................    19

Item 6    Exhibits and Reports On Form 8-K..............................    20

          Signatures....................................................    21

                             Musicmaker.com, Inc.

ITEM 1 - CONDENSED FINANCIAL STATEMENTS CONDENSED BALANCE SHEETS

                                                                         September 30,             December 31,
                                                                             2000                     1999
                                                                      ----------------------------------------
                          ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents.......................................       $ 32,015,438             $ 58,290,808
  Accounts receivable.............................................            523,976                  528,958
  Inventory.......................................................          1,564,195                   12,015
  Prepaid expenses and other current assets.......................          1,617,767                1,447,908
                                                                      ----------------------------------------

    Total current assets..........................................         35,721,376               60,279,689
Property and equipment, net.......................................          5,653,340                2,447,728
Investments.......................................................                ---                  750,000
Intangibles, net..................................................         82,129,644               98,363,455
Related party accounts receivable.................................             86,410                   81,519
Other assets......................................................          1,451,582                3,477,829
                                                                      ----------------------------------------
    Total assets..................................................       $125,042,352             $165,400,220
                                                                      ========================================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................       $    806,509             $  1,706,778
  Accrued expenses................................................          3,829,385                2,109,385
  Deferred revenues...............................................          3,316,638                  125,000
  Current portion of long-term obligations........................             48,787                   42,857
  Other current liabilities.......................................             75,442                      ---
                                                                      ----------------------------------------
    Total current liabilities.....................................          8,076,761                3,984,020
Long-term obligations.............................................            145,867                  171,429
Other long-term liabilities.......................................            102,708                      ---
Stockholders' equity:
   Common stock, $0.01 par value, 10,000,000 shares authorized;
     3,314,042 and 3,299,350 shares issued and outstanding........             33,140                   32,994
   Additional paid-in capital.....................................        194,418,419              194,242,868
   Warrants.......................................................            779,059                  779,059
   Accumulated deficit............................................        (78,513,602)             (33,810,150)
                                                                      ----------------------------------------
    Total stockholders' equity....................................        116,717,016              161,244,771
                                                                      ----------------------------------------
    Total liabilities and stockholders' equity....................       $125,042,352             $165,400,220
                                                                      ========================================


   The accompanying notes are an integral part of these condensed statements

                              Musicmaker.com, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three months ended                      Nine months ended
                                                   September 30,                          September 30,
                                               2000             1999                2000               1999
                                      -----------------------------------------------------------------------
Net sales                                $    845,190      $   189,091        $  5,150,478       $    256,921
Cost of sales
  Product.........................            362,140           43,283           2,090,984             59,584
  Content.........................          5,907,611          725,068           8,012,278          1,338,916
                                      -----------------------------------------------------------------------

Gross margin......................         (5,424,561)        (579,260)         (4,952,784)        (1,141,579)
Operating expenses:
  Sales and marketing.............          4,955,720        1,574,731          13,810,644          2,710,258
  Operating and development.......            519,399          414,501           1,825,036          1,066,140
  General and administrative......          1,885,657        1,327,154           6,542,854          2,611,914
  Depreciation and amortization...          5,934,851        4,769,613          17,463,022          6,482,371
  Reorganization..................            774,573              ---             774,573                ---
  Loss on investment..............                ---              ---           1,200,000                ---
                                      -----------------------------------------------------------------------
                                           14,070,200        8,085,999          41,616,129         12,870,683
                                      -----------------------------------------------------------------------
Loss from operations..............        (19,494,761)      (8,665,259)        (46,568,913)       (14,012,262)
Other income (expense):
  Interest income.................            511,665          702,280           1,865,461            730,204
  Interest expense................                ---         (240,252)                ---           (319,173)
                                      -----------------------------------------------------------------------
                                              511,665          462,028           1,865,461            411,031
                                      -----------------------------------------------------------------------
Net loss..........................        (18,983,096)      (8,203,231)        (44,703,452)       (13,601,231)
Accretion for Series A
 preferred stock warrants.........                ---         (641,106)                ---           (723,318)
                                      -----------------------------------------------------------------------

Net loss available to common
 stockholders.....................       $(18,983,096)     $(8,844,337)       $(44,703,452)      $(14,324,549)
                                      =======================================================================

Basic and diluted, net loss per
 common share (Note 5)............             $(5.73)          $(2.85)            $(13.50)            $(8.87)
                                      =======================================================================

Weighted average shares
 outstanding......................          3,314,042        3,098,782           3,310,939          1,614,252
                                      =======================================================================


   The accompanying notes are an integral part of these condensed statements

                             Musicmaker.com, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Nine months ended
                                                                                September 30,
                                                                          2000                  1999
                                                                    ---------------       ---------------
Operating activities
 Net loss........................................................      $(44,703,452)         $(13,601,231)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation..................................................           886,267               174,000
   Amortization..................................................        16,576,755             6,308,371
   Loss on investment............................................           750,000                   ---
   Services received in exchange for stock and warrants..........          (355,361)              679,597
   Changes in operating assets and liabilities:
     Accounts receivable.........................................             4,982               (74,034)
     Prepaid expenses and other current assets...................        (1,726,930)             (223,802)
     Other assets................................................         2,026,247               221,977
     Accounts payable............................................          (900,269)               67,737
     Accrued expenses............................................         1,720,000               506,997
     Deferred revenues...........................................         3,191,638                   ---
     Other current liabilities...................................            81,372                   ---
     Long-term obligations.......................................           (25,562)              (42,857)
     Other long-term liabilities.................................           102,708                   ---
                                                                    ---------------       ---------------
       Net cash used in operating activities.....................       (22,371,605)           (5,983,245)
                                                                    ---------------       ---------------
Investing activities
  Purchases of property and equipment............................        (4,091,878)             (668,137)
                                                                    ---------------       ---------------
       Net cash used in investing activities.....................        (4,091,878)             (668,137)
                                                                    ---------------       ---------------
Financing activities
  Proceeds from issuance of convertible notes payable............               ---             1,487,500
  Payment of fees on convertible notes payable...................               ---              (173,875)
  Issuance of common stock.......................................           188,113            72,035,636
                                                                    ---------------       ---------------
       Net cash provided by financing activities.................           188,113            73,349,261
                                                                    ---------------       ---------------
  Net (decrease) increase in cash and cash equivalents...........       (26,275,370)           66,697,879
  Cash and cash equivalents at beginning of period...............        58,290,808               972,954
                                                                    ---------------       ---------------
  Cash and cash equivalents at end of period.....................      $ 32,015,438          $ 67,670,833
                                                                    ===============       ===============
Non-cash activities
  Common stock issued for licensing agreements...................      $     50,000          $109,306,860
                                                                    ===============       ===============
  Issuance of warrants...........................................      $    292,944          $        ---
                                                                    ===============       ===============
  Payment on account receivable with common stock................      $    450,000          $        ---
                                                                    ===============       ===============
  Conversion of notes payable and preferred stock to common stock      $        ---          $  5,500,100
                                                                    ===============       ===============
  Loan fees on converted notespayable............................      $        ---          $    221,977
                                                                    ===============       ===============

   The accompanying notes are an integral part of these condensed statements

                             Musicmaker.com, Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. - The Company and Certain Significant Accounting Policies


The Company

Musicmaker.com, Inc., a Delaware corporation, (the "Company") is a provider of customized music CD compilations and music digital downloads. The Company sells its products over the Internet, as well as providing custom CDs through marketing partners, strategic alliances and direct mail-order promotions. Customers can also download songs from the Company's online library directly to their personal computers. The Company has an office located in Virginia for production and fulfillment of its music products and its corporate headquarters are located in New York.

Basis of Presentation

The financial statements as of September 30, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain prior period balances have been reclassified to conform to the current period presentation.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Effective October 1, 2000, SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.


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

The Company includes in cost of sales royalty expenses incurred based on usage per music track. Royalty charges resulted in costs of sales, related to music content, of $5,907,611 and $725,068 for the three months ended September 30, 2000 and 1999, respectively, and $8,012,278 and $1,338,916 for the nine months ended September 30, 2000 and 1999, respectively. Additionally, the Company includes in cost of sales royalty advances paid upon signing of certain initial royalty agreements, that management determines will generate minimal future revenues. The Company is required to make additional advances upon the anniversaries of the signing of certain contracts.

During the quarter ended September 30, 2000, the Company recognized approximately $5,600,000 of expense for certain royalty advances not expected to be earned. Included in the expense is a $1,000,000 non-cash charge for future payments scheduled, per the contract terms, to be paid in November 2000 and February 2001. The Company has established an accrual for these payments.

Note 2. - One for Ten Reverse Stock Split

On August 28, 2000, the Company's Board of Directors and a majority of the stockholders authorized a one for ten reverse stock split of the Company's $0.01 par value common stock. As a result of the split, which became effective on November 3, 2000, 33,140,421 shares of existing common stock were exchanged for 3,314,042 shares of new common stock, thus additional paid-in capital was increased by $298,263 and common stock was decreased accordingly. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.


Note 3. - Infrastructure Reorganization

On September 28, 2000, the Company announced an infrastructure reorganization that reduced full-time staff levels by 30% or 27 individuals. The $774,573 reorganization charge consisted of severance packages for the involuntarily terminated employees. Employee terminations occurred within the marketing, engineering, and fulfillment departments. The reorganization charge also includes the severance agreement for Robert Bernardi who resigned as Chairman of the Board on September 9, 2000. The Company did not dispose of any assets or discontinue any products as a result of the reorganization.


Note 4. - Platinum Entertainment, Inc. Investment

During the second quarter of 2000, the Company expensed its $1,200,000 investment in Platinum Entertainment, Inc. ("Platinum") based on the decline in value of its stock price and delisting by the Nasdaq Stock Market, during the aforementioned period. This amount consisted of 111,457 and 166,667 unregistered shares of Platinum stock issued to the Company on September 30, 1998 and February 1, 2000, respectively.

Note 5. - Net Loss Per Share

                                                   Three months ended             Nine months ended
                                                      September 30,                 September 30,
                                                   2000           1999           2000          1999
                                               ------------   ------------   ------------   ------------
Numerator:

  Net loss                                     $(18,983,096)  $ (8,203,231)  $(44,703,452)  $(13,601,231)
  Less:  Accretion of Series A
   preferred stock warrants                             ---       (641,106)           ---       (723,318)
                                               ------------   ------------   ------------   ------------

  Net loss available to
   common shareholders                         $(18,983,096)  $ (8,844,337)  $(44,703,452)  $(14,324,549)
                                               ============   ============   ============   ============

Denominator:
  Weighted-average shares
   outstanding                                    3,314,042      3,098,782      3,310,939      1,614,252
                                               ============   ============   ============   ============

  Basic and diluted net
  loss per common share                        $      (5.73)  $      (2.85)  $     (13.50)  $      (8.87)
                                               ============   ============   ============   ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Note Regarding Forward-Looking Information

  Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 including statements concerning advance royalty payments and potential future revenues, its expectations concerning the potential for access to tracks from EMI and Zomba, its belief that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, its expectation that it can reduce cash outflow significantly as a result of the recent reorganization or through other expense reduction measures, its expectations for sales promotions, expectations concerning gains or losses associated with transactions involving foreign currencies, statements concerning the Company's release from future obligations under an agreement with America Online, Inc. ("AOL"), expected cost savings from the reduction in full-time staff, and the reverse stock split discussed herein which became effective on November 3, 2000, it's expectation that with the effectiveness of the reverse stock split, stock outstanding will be approximately 3,314,000 common shares, the intent and ability of the reverse stock split to maximize stockholder value and bring the number of shares outstanding and the share price to a level more consistent with companies of Musicmaker's size, and whether the reverse stock split and other efforts to comply with the listing requirements of the Nasdaq National Market system will permit the Company to be in compliance with those requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include and/or concern, among other things, the Company's limited operating history, the Company's history of operating losses, the Company's expected decrease in future operating expenses, the effect of litigation in which the Company is involved including securities class actions and alleged copyright infringement, uncertainty concerning a dispute with Magix Entertainment over Musicmaker.com's domain name, uncertainty concerning its license agreements with EMI, Zomba music and other companies, general economic and business conditions with respect to the Internet and online commerce, the inherent volatility and unpredictability of the stock market generally, the effect of the reverse stock split on the stock price of the Company's common stock, uncertainties with respect to accounting estimates and assumptions, changes in government regulations, competition and the ability of the Company to implement its business strategy discussed in the Company's Annual Report on Form 10-K dated December 31, 1999, Musicmaker.com's ability to predict trends and preferences in the changing music industry, the amount and effectiveness of marketing and strategic relationships, Musicmaker.com's ability to obtain music rights and to obtain such rights to music that is in demand by music consumers, particularly that class of music consumers who use the Internet, potential legal obstacles to obtaining rights to music titles including restrictive contractual provisions in contracts between artists and record companies from whom we obtain content, difficulty obtaining and/or inability to obtain rights to music by top selling artists, the fact that our competitors, current and future, including some of the record labels themselves, have launched competing internet services, the availability of less expensive or free music at other internet sites such as napster.com, the ability of our equipment, facilities and staff in the future to produce CDs in a timely, cost effective fashion, as well as the risks set forth in the Company's Registration Statement filed on Form S-1 dated as of July 7, 1999 as filed with the Securities and Exchange Commission and the Company's Annual Report on Form 10-K dated December 31, 1999 and risk factors listed from time to time in subsequent filings.

  We currently have exclusive rights under two five-year worldwide license agreements, one with EMI and the second with Zomba, to include in online sales of our custom CDs the content that EMI and Zomba elect to make available. Both EMI and Zomba have provided content to us under their respective agreements. However, these agreements do not obligate EMI or Zomba to grant us any content at all. In addition, our use of content provided by EMI and Zomba may be severely limited and restricted by EMI and Zomba in the future. EMI and Zomba can also revoke or terminate any rights to music content previously granted.
Our exclusive rights under the license agreement automatically become non-exclusive upon the occurrence of triggering events contained in our agreements. The agreements do not limit or prevent EMI or Zomba or any of its affiliates from offering directly to the public custom CDs manufactured by them, independent of Musicmaker.com, nor does it obligate EMI or Zomba to grant us any music for digital downloading over the Internet.

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

Overview

  The Company was incorporated in April 1996 (''Inception''). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with leading online and offline music marketers including Columbia House. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI Group, plc. ("EMI"). The Company was granted a five-year exclusive worldwide license to include the music content that EMI makes available for use in the Company's online sales of custom CDs. The relationship with EMI gives the Company the potential for access to tracks from EMI artists and the extensive music catalog of a global record company. In connection with our license agreement with EMI, we will amortize approximately $17,300,000 in each of the next four years.

  The Company's net sales are primarily derived from custom CD compilation. Custom compilation consists of custom CDs and digitally downloaded music sold directly to customers over the Internet and through advertising and direct mail campaigns. The Company also mass-produces custom-made CDs to corporate businesses looking to fulfill mass promotions. Net sales are net of sales discounts and include shipping and handling charges. Customer accounts are settled by directly charging a customer's credit card or by offering credit to customers and subsequently receiving cash, checks or money orders in connection therewith. Accordingly, we are required to manage the associated risks of accounts receivable, expansion and collection.

  Another source of revenue to the Company is derived from contracts for the integration of music content into customers' media properties. These fees are recognized as revenue once the related activities have been performed and the music is available in the customer's media format.

  The Company has an extremely limited operating history upon which to base an evaluation of its business and prospects. The Company has yet to achieve significant net sales and its ability to generate significant net sales in the future is uncertain. Further, in view of the rapidly evolving nature of the Company's business, current reports by the media involving the music industry in the United States and its very limited operating history, the Company has little experience forecasting net sales. Therefore, the Company believes that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

  To date, the Company has incurred substantial costs to create, introduce and enhance its services, to acquire content, to build brand awareness and to grow its business. As a result, the Company has incurred operating losses since inception. The Company expects to realize decreased operating expenses beginning in the fourth quarter of 2000 as a result of the infrastructure reorganization announced during the end of the third quarter of 2000. The Company believes that cost savings will be realized as the staff size has decreased by approximately 30%. Should operating expenses increase and to the extent that increases in operating expenses precede or are not followed by increased net sales, the Company's business, financial condition and results of operations will be materially adversely affected.

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

Results of Operations

  Net Sales     Net sales include the selling price of products sold by the
Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased to $845,190 and $5,150,478 for the three and nine months ended September 30, 2000, respectively, compared to $189,091 and $256,921 for the three and nine months ended September 30, 1999, respectively. The growth of net sales is primarily attributable to two sources. The first area of revenue growth is related to the sales of custom CDs and digital downloads sold directly to customers, from the Company's website and print and direct marketing efforts. These sales increased significantly in the first and second quarters of 2000 and increased 54% in the third quarter 2000 as compared to the same period in 1999. The continued expansion of our music library and involvement with Columbia House, Microsoft and other strategic partners, which has provided heavier Internet traffic and access to additional customer bases, contributed to the growth in sales. The second area of revenue growth is attributed to the large volume of sales derived from contracts with corporate businesses looking to fulfill mass promotions. In the third quarter of 2000, the Company recorded revenue from the fulfillment of promotional sales of $553,000 or 65% of total revenue as compared sales of just over $98,070 or 8% of total revenue in the second quarter of 2000, and to $2,060,203 or 67% of total revenue in the first quarter of 2000. The Company currently has $3,316,638 of deferred revenues associated with sales promotions that will be realized, under the guidance of SAB 101, upon completion of the terms of the respective contracts.

  Cost of Sales   Cost of sales principally consists of content acquisition
costs, production and shipping costs, and credit card receipt processing costs. Content acquisition costs include royalty advances that were paid upon signing of royalty agreements with independent music labels, and royalty charges that were assessed on a per music track usage basis. Production costs include CDs, jewel cases, CD trays and CD inserts. Cost of sales-product increased $318,857 or 737% to $362,140 and $2,031,400 or 3,410% to $2,090,984 for the three and nine months ended September 30, 2000, respectively, compared to $43,283 and $59,584 for the three and nine months ended September 30, 1999, respectively. The increase in cost of sales-product was attributed to increased sales for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. Cost of sales-content increased $5,182,543 or 715% to $5,907,611 and $6,673,362 or 499% to $8,012,278 for the three and nine months ended September 30, 2000, respectively, compared to $725,068 and $1,338,916 for the three and nine months ended September 30, 1999, respectively. The increase in cost of sales-content was due to the Company determining in the third quarter of 2000 that the existing prepaid royalty agreements were impaired assets due to the significant decline in per music track usage and management's determination that the Company will not derive significant future economic benefit from the content under these agreements. Therefore, the Company expensed approximately $5,600,000 of the remaining unamortized agreements, inclusive of future commitments of $1,000,000. The Company expects to pay the $1,000,000 in two installments, November 2000 and February 2001, as stated in each of the respective contracts. This charge contributed to approximately $5,600,000 or 84% of the increase within cost of sales-content for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

  Sales and Marketing Expenses.   Sales and marketing expenses consist primarily
of advertising and promotional expenditures, consulting costs, payroll and related expenses. Sales and marketing expenses increased $3,380,989 or 215% to $4,955,720 and $11,100,386 or 410%
to $13,810,644 for the three and nine months ended September 30, 2000, respectively, compared to $1,574,731 and $2,710,258 for the three and nine months ended September 30, 1999, respectively. The increase is primarily attributable to increased advertising expenses in connection with Columbia House direct mail promotions, upscale magazine print promotions, the America Online agreement (a non-cash charge in second quarter 2000 only), concert tour sponsorship, and third party advertising services.

Sales and marketing expenses are expected to decrease in light of the reorganization and the reduction of full-time staff within the marketing department. However, as the Company promotes its expanding music library utilizing the promotions referred to above, sales and marketing expenses may increase significantly as it endeavors to increase its customer base, drive traffic to its website and enhance brand name awareness. While the Company is hopeful that its sales and marketing expenses will continue to represent a decreasing percentage of net sales, the Company is not able to predict whether this will occur. No assurance can be given that the Company will sustain increased net sales or that sales and marketing expenses will not increase as a percentage of net sales.

  Operating and Development Expenses. Operating and development expenses increased $104,898 or 26% to $519,399 and $758,896 or 72% to $1,825,036,
respectively, for the three and nine months ended September 30, 2000 compared to $414,501 and $1,066,140, for the three and nine months ended September 30, 1999, respectively. A significant component of the increase over the same period during the third quarter 1999 is attributed to increased staffing in customer service, website maintenance, and the use of temporary help in product fulfillment. The Company anticipates decreases in these costs due to a reduction in staff within the aforementioned areas. Other increases were a result of spending on costs related to enhancing the features and functionality of the Company's website and computer systems over the nine month period.

  General and Administrative Expenses. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other general and corporate expenses. General and administrative expenses increased $558,503 or 42% to $1,885,657 and $3,930,940 or 150% to $6,542,854, respectively, for the three and nine months ended September 30, 2000, compared to $1,327,154 and $2,611,914 for the three and nine months ended September 30, 1999, respectively. The increase in general and administrative expenses from the prior year was primarily due to an increase in personnel to support the Company's operations. As a result, salaries and wages, benefits such as insurance, bonuses, and other employee related costs increased as well as recruiting and costs for temporary help. The Company anticipates decreases in these costs due to a reduction in staff levels in these areas. Professional fees also increased over the same period during the prior year due to investor relations, public relations, and attorneys' fees related to the defense of the stockholder class action lawsuit. Rent, facility expenses (such as communication data lines, telephone, and certain equipment leases), and general office expenses also increased as a result of the Virginia office expansion.

    Depreciation and Amortization. Depreciation expense increased to $407,361 and $886,267 for the three and nine months ended September 30, 2000, respectively, compared to $60,000 and $174,000 for the three and nine months ended September 30, 1999, respectively. Depreciation has increased as a result of the acquisition of new equipment to increase our production capacity and leasehold improvements for the new office and production facility. Amortization expense increased to $5,527,490 and $16,576,755 for the three and nine months ended September 30, 2000, respectively, compared to $4,709,613 and $6,308,371 for the three and nine months ended September 30, 1999, respectively. The increase in amortization of intangibles was due primarily to the amortization of the license fees associated with EMI, Zomba, TVT and Platinum, three of which were acquired mid third quarter 1999.

  Infrastructure Reorganization. On September 28, 2000, the Company announced an infrastructure reorganization that resulted in a 30% decrease of full-time staff or 27 individuals. The employee reductions occurred within the marketing, engineering, and fulfillment departments. The Company initiated the reorganization as an attempt to reduce the cash outflow. The reorganization resulted in a charge of $774,573 that consisted principally of severance payments for outplaced employees, including Robert Bernardi who resigned from the position of Chairman of the Board on September 9, 2000. The Company expects to begin realizing future cost savings beginning in the first quarter 2001.

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

   Interest Income/Expense. Interest income was $511,665 and $1,865,461, respectively, for the three and nine months ended September 30, 2000 compared to $702,280 and $730,204, respectively, for the three and nine months ended September 30, 1999. The interest income is a reflection of the current levels of invested funds. There was no interest expense for the three and nine months ended September 30, 2000, compared to $240,252 and $319,173 for the three and nine months ended September 30, 1999. The decrease in interest expense during 2000 is due to the retirement of notes paid from the proceeds of the Company's initial public offering in July 1999.

  Accretion of Preferred Stock Warrants. Upon completion of the initial public offering, all outstanding shares of Series A, Series B and Series C convertible preferred stock were converted into 1,908,729 shares of common stock and all outstanding convertible notes payable were converted into 968,252 shares of common stock in the third quarter of 1999. Upon conversion of the Series A preferred stock into common stock in the third quarter of 1999, the remaining discount of $641,106 on the Series A preferred stock was recorded as accretion. The accretion for the three and nine months ended September 30, 1999 was $641,106 and $723,318, respectively. The accretion did not affect the Company's cash flows. The Series B and Series C preferred stock warrants converted into common stock warrants upon completion of the initial public offering.

Liquidity and Capital Resources

  Net cash used in operating activities was $22,371,605 for the nine months ended September 30, 2000, compared to $5,983,245 for the nine months ended September 30, 1999. The net loss of $44,703,452 for the current nine month period was reduced by non-cash charges of $18,307,660 including depreciation and amortization of $17,463,022, primarily in connection with the EMI license, and $1,200,000 loss due to the decline in the Platinum investment. The combined increases to prepaid expenses and other current assets, and other assets of $1,726,930 are primarily due to cash outlays for the acquisition of music licenses. Decreases to accounts receivable provided $4,982 and increased deferred revenues provided $3,191,638. A net increase to accounts payable and accrued expenses provided $819,731.

  Cash used in investing activities was $4,091,878 for the nine months ended September 30, 2000 and $668,137 for the nine months ended September 30, 1999. In the current year, cash used in investing activities was for the purchase of computer equipment and software, leasehold improvements, vehicle, furniture and other office equipment as the Company expanded its production facility and administrative offices in support of its operations.

  Net cash provided by financing activities was $188,113 for the nine months ended September 30, 2000 and $73,349,261 for the nine months ended September 30, 1999. The issuance of common stock upon the exercise of stock options accounted for all of the cash provided by financing activities for the nine months ended September 30, 2000. Net cash provided by financing activities, for the nine months ended September 30, 1999 was through the issuance of 8% convertible notes for $1,487,500, net of fees of $173,875, and the issuance of common stock in the Company's initial public offering July 7, 1999 for $79,629,242, net of fees of $8,739,970.

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

  In February 2000, the Company issued warrants exercisable for up to 150,000 shares of our common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they have agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining webcasting and other broadcast opportunities on behalf of

Musicmaker.com. The warrants are exercisable for a three-year period at $5.06 per share, based upon the average closing price of our common stock on Nasdaq National Market for the five days prior to execution. Fifty percent of the shares purchasable under the warrants vest on the first anniversary of the grant, and the remaining shares vest on the second anniversary of the date of the grant.

  At September 30, 2000, the Company had $32,015,438 in cash and cash equivalents compared to $67,670,833 at September 30, 1999. The Company believes that the net proceeds from its prior financings, its initial public offering, and cash flows from operations, will be adequate to satisfy its operations, working capital and capital expenditure requirements for at least the next 12 months, although it may seek to raise additional capital during that period. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that any additional financing will not dilute shares held by Musicmaker.com's stockholders.


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

     On September 27, 2000, the Company filed a motion to dismiss the Complaint. The hearing on that motion is currently scheduled for January 2001.

     The Company believes the allegations of the Actions are without merit and intends to defend them vigorously. However, these lawsuits could materially and adversely affect the Company's financial condition and results of operations based on a number of factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement in excess of available insurance.

     On or about August 22, 2000, TeeVee Toons, Inc., ("TVT"), TVT Music, Inc., TVT Catalog Enterprises, LLC and Wax Trax Records, Inc., (collectively "Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of New York (the "Complaint"). On August 23, 2000, Plaintiffs filed an order to show cause for expedited discovery and for a preliminary injunction.

     The Complaint alleges, inter alia, that Musicmaker.com, Inc. committed copyright infringement by copying Plaintiffs' sound recordings and musical compositions and offering them for download on the Internet in a substandard, low quality, non-secure format without TVT's approval. Plaintiffs also allege that Musicmaker.com, Inc. committed copyright infringement by copying the musical compositions owned by TVT Music, Inc. without obtaining a mechanical license to do so. Musicmaker.com, Inc. filed an answer, affirmative defenses denying all of the allegations in Plaintiff's Complaint. Musicmaker.com, Inc. also filed a counterclaim for declaratory judgment seeking a determination that TVT and its affiliated companies had a contractual obligation to deliver the appropriate mechanical licenses pursuant to by the contract between the parties dated August 23, 1999 (the "License Agreement").

     On November 1, 2000, the parties entered into a tentative settlement agreement. A definitive settlement has not yet been reached.

     In 1998, we received notice from Magix Entertainment Products GmbH, a German company claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in federal court in New York. The case is captioned Musicmaker.com, Inc., v. Magix Entertainment Products GmbH, No.99 Civ. 11577 (BSJ)(S.D.N.Y.), and we have asked the court, among other things, to declare that we own the trademark MUSICMAKER and the domain name

MUSICMAKER.COM and that we are entitled to use them in connection with our business. Magix has filed counterclaims alleging, among other things, that we infringe its trademark rights. The case is pending, and no decisions have been rendered in the litigation. Though we currently believe that we will be successful in the litigation, there remains a risk that if we are unsuccessful we may lose the right to use the trademark MUSICMAKER and the domain name MUSICMAKER.COM. Loss of these rights could detrimentally and materially affect the financial condition and results of operations of the Company. In addition, this lawsuit could materially and adversely affect the Company's financial condition and results of operations based on a number of additional factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement.

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

  On September 14, 2000, the Company announced a one for ten reverse stock split of the Company's $0.01 par value existing common stock which became effective on November 3, 2000. The Company initiated the one for ten reverse stock split in an effort to increase its stock price above the $1.00 minimum bid price which is the minimum bid price for continued listing on the Nasdaq National Market. The Company believed that The Nasdaq Stock Market, Inc. ("NASDAQ") would remove the Company from the listing on the National Market if the stock did not trade above the Nasdaq National Market minimum bid price. The Company believes that the reverse stock split should positively affect the trading price per share of the new common stock, however, the Company cannot make any assurances that the listing price for the Nasdaq National Market will be met in the future.

  On July 7, 1999, the Company consummated an initial public offering of its common stock, $0.01 par value. The registration statement on Form S-1 (333-72685) relating to such offering was declared effective on July 6, 1999 by the Securities and Exchange Commission. The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $70,889,272. An estimate of how these proceeds have been applied by the Company during the period July 7, 1999 through September 30, 2000 is as follows:

Purchase and installation of machinery and equipment                   $6,023,951
Repayment of indebtedness                                               1,592,505
Online and traditional advertising                                      9,707,942
Strategic alliances                                                     5,542,331

The remainder of the offering proceeds have been either allocated for working capital purposes or have or have been invested in money market accounts.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

On September 12, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected John A. Skolas as a Class A director (with 26,894,621 affirmative votes, zero votes against, and 1,042,269 votes withheld). The stockholders also approved an amendment to the Company's Amended and Restated Stock Option plan (with 16,690,444 shares voting for, 1,612,175 against, and 38,427 abstaining). The stockholders also ratified the appointment of Ernst & Young LLP as the independent accountants for the Company for the year ending December 31, 2000 (with 26,930,706 shares voting for, 988,317 against, and 17,867 abstaining).

On September 13, 2000, holders of 17,761,106 shares of common stock of the Company approved a one for ten reverse stock split of the Company's common stock.


ITEM 5 - OTHER INFORMATION
--------------------------

Infrastructure Reorganization

On September 28, 2000 the Company announced a reorganization that resulted in a 30% reduction in full-time staff. This reorganization is targeted to enable the Company to reduce its annual cash outflow.

Resignation of Larry Lieberman as President of Global Marketing
On September 26, 2000, Larry Lieberman resigned as President of Global Marketing, effective October 26, 2000. Mr. Lieberman's resignation was on amicable terms.

One for Ten Reverse Stock Split
On September 14, 2000, the Company announced a one for ten reverse stock split of the Company's $0.01 par value existing common stock and filed Schedule PRE 14C with the Securities and Exchange Commission. On September 27, 2000, the Company filed form DEF 14C with the SEC. On October 13, 2000, the Company's transfer agent notified stockholders of the approved one for ten reverse stock split, which became effective on November 3, 2000. The Company initiated the one for ten reverse stock split in an effort to increase its stock price above the $1.00 minimum bid price. The existing common stock had been trading below $1.00 per share, which is the minimum bid price for continued listing on The Nasdaq National Market, Inc. (the "National Market"). The Company believed that The Nasdaq Stock Market, Inc. ("NASDAQ") would remove the Company from the listing on the National Market if the stock did not trade above the NASDAQ minimum bid price. The Company believes that the Reverse Split should positively affect the trading price per share of the new common stock, however, the Company cannot make any assurances that the listing price for the National Market will be met in the future.

Resignation of Robert Bernardi From the Board of Directors
Effective September 9, 2000, Robert Bernardi resigned as Chairman of the Board of Directors. Devarajan Puthukarai, President and CEO of the Company will assume the responsibilities of Chairman of the Board. Mr. Bernardi's resignation from the Company was on amicable terms.

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


                          MUSICMAKER.COM, INC.


                          By:  /s/ Devarajan S. Puthukarai
                               ---------------------------
                               Devarajan S. Puthukarai
                               Chief Executive Officer, President
                               Chief Operating Officer



                               /s/ Mark A. Fowler
                               ---------------------------
                               Mark A. Fowler, CPA
                               Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)

Date:  November 13, 2000