Form 10-K405
period 2000-12-31
MUSICMAKER COM INC
filed 2001-04-02
CIK 1079786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000, or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

              10780 Parkridge Boulevard, Suite 50, Reston, VA 20191
               (Address of Principal Executive Office) (Zip Code)

        Registrant's telephone number, including area code (703) 860-2289

  Securities registered pursuant to Section 12(b) of the Securities Act: None.

Securities registered pursuant to Section 12(g) of the Securities Act: Common Stock, par value $.01 per share

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K |X|.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5,489,299 as of March 15, 2001, based upon the closing price of such equity as of such date.

As of March 15, 2001, 3,313,996 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                              MUSICMAKER.COM, Inc.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.    Business............................................................3

Item 2.    Properties..........................................................7

Item 3.    Legal Proceedings...................................................7

Item 4.    Submission of Matters to a Vote of Security Holders.................8

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.................................................8

Item 6.    Selected Financial Data............................................10

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................11

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........18

Item 8.    Financial Statements and Supplementary Data........................19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................42

PART III

Item 10.   Directors and Executive Officers of the Registrant.................42

Item 11.   Executive Compensation.............................................42

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....42

Item 13    Certain Relationships and Related Transactions.....................42

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....42

                                     PART I

Item 1. Business.

The statements contained in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. These statements speak only as of the date hereof. We are under no duty to update, and do not undertake to update, any of the of the forward-looking statements contained in this Annual Report to conform them to actual results or to changes in our expectations.

Subsequent Events

On January 3, 2001, the Board of Directors of Musicmaker.com, Inc. (the "Company" or "Musicmaker") as then constituted voted unanimously to cease operations. The then-Board concluded that at that time the Company's internet-based custom CD-marketing business no longer represented a viable alternative to provide maximum value to its stockholders. The viability of this business plan was premised on an ability to obtain license rights to desirable content from the major record companies. However, to date, the Company had been unsuccessful in obtaining such license rights to the extent necessary to support the success of this business model. The Board's decision was also influenced by substantial increases in costs and the proliferation of unlicensed copying of copyrighted content through digital downloading on the internet, and through such services as Napster and Gnutella.

The present Board is reviewing alternatives for the Company going forward, in addition to the plan of complete liquidation and dissolution previously proposed to be submitted to stockholders by the Board as constituted on January 3, 2001. Those alternatives include, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of Musicmaker as a public company which may pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which may require stockholder approval.

On January 16, 2001, the Company appointed three new additional members to its Board of Directors, Seymour Holtzman, James Mitarotonda and Joseph Wright, Jr., bringing the total number of directors to seven. Such persons had been nominated as directors by BCG Strategic Investors, LLC ("BCG") pursuant to a consent solicitation made in January 2001, which had sought, among other things, stockholder approval to elect a majority of the Company's Board of Directors. At such time, BCG and its affiliates entered into an agreement to withdraw such consent solicitation. (As part of this agreement, BCG also entered into a standstill agreement with the Company, pursuant to which BCG and its affiliates agreed not to purchase any additional shares of the Company's stock or take any other action to change the composition of the Company's Board of Directors for a period of ninety days.) Following the January 18, 2001 resignation of the Company's then Chairman, CEO, and President, Devarajan Puthukarai, Mr. Holtzman was named Chairman of the Company's Board of Directors, and Mr. Mitarotonda was named President and Chief Executive Officer.

On February 15, 2001, the Company announced that its Board of Directors had approved a cash distribution to its common stockholders in the amount of $3.00 per share, paid to stockholders of record as of March 1, 2001.

As a result of the January 3, 2001 operating decision by the Board as then constituted, and pending the present Board's ongoing review of alternatives for the Company going forward, the Company suspended its website, terminated over 80% of its workforce and terminated several equipment leases. Severance packages, totaling approximately $1,714,000, were granted to terminated employees based on length of service with the Company. Additionally, the Company accrued the severance costs of approximately $374,000 related to the remaining employees.

Overview

Musicmaker is a Delaware corporation incorporated on April 23, 1996. Our principal executive office is located at 10780 Parkridge Blvd., Ste. 50, Reston VA 20191, and our telephone number is (703) 860-2289.

Until the events described under the caption "Subsequent Events" above, after which the Board is reviewing alternatives for the Company going forward, Musicmaker operated as a provider of customized music CD compilations ("Custom CDs") and music digital downloads ("Downloads" or "Downloading") over the Internet. In June 1999, we entered into an exclusive license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music. Under our agreement with EMI, we were granted an exclusive five-year, worldwide license to the music content that EMI made available to us, in its sole discretion, for use in online sales of our Custom CDs. In connection with the license transaction above, EMI was issued shares of our common stock and had a controlling interest in Musicmaker.

On December 6, 2000 EMI sold its holdings in Musicmaker, which consisted of 1,209,866 shares, or 36.5% of outstanding common stock, to BCG.

Music Content

The following is a summary description of the terms of certain licensing agreements we have entered into with others. For a more detailed description of the status of our various licensing agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 6 to our financial statements.

EMI

In June 1999, we entered into a license agreement with EMI. Our license agreement with EMI expires in June 2004. Pursuant to the terms of this agreement we were granted exclusive worldwide rights to include in our library the music content that EMI made available for use in online sales of our Custom CDs. Our exclusive rights under the license agreement automatically became non-exclusive, permitting EMI to grant similar rights to other providers of Custom CDs, upon Mr. Puthukarai's ceasing to act as our President on January 18, 2001. See "Subsequent Events" above.

Under the agreement, EMI has no obligation to make any of its, or its affiliates', music available for Downloading or production of Custom CDs. Any rights granted under the agreement may be limited by restrictions in the license agreement. These restrictions may include limiting the duration of rights to a particular song or artist, limiting the geographic scope of distributions and restricting the combination of artists or songs with other artists or songs, or other restrictions.

The agreement also does not limit or prevent EMI or any of its affiliates from offering directly to the public Custom CDs manufactured by them, independent of Musicmaker, nor does it obligate EMI to grant any content for Downloading.

Zomba Record Holdings

In August 1999, we entered into a license transaction with certain affiliated record labels of Zomba Record Holdings B.V. Our license agreement with each of the Zomba labels expires in August 2004. The agreement provides for exclusive worldwide rights to include the music content that the Zomba labels make available for use in online sales of Custom CDs.

The agreement, however, does not obligate Zomba to make any of its, or its affiliates', music available for Downloading or the production of Custom CDs. Any rights granted under the agreement may be limited by restrictions in the license agreement. These restrictions may include limiting the duration of rights to a particular song or artist, limiting the geographic scope of distribution and restricting the combination of artists or songs with other artists or songs, or other restrictions. Zomba may also revoke or terminate any rights to music content at any time. The agreement also prohibits the production and sale of any Custom CD with fewer than five songs or containing more than one-half of the songs contained on any Zomba album. The agreement becomes non-exclusive, permitting Zomba to grant similar rights to other providers of Custom CDs, upon a failure to meet agreed upon sales targets on the third and fourth anniversaries of the agreement. The agreement also does not limit or prevent the Zomba labels from offering directly to the public Custom CDs independently manufactured by Zomba.

In addition to our license agreements discussed above, we also have exclusive and non-exclusive content licenses with over 100 independent record labels.

Marketing Alliances

The following is a summary description of the terms of certain marketing agreements we have entered into with others. For a more detailed description of the status of our various marketing agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3, 4 and 6 to our financial statements.

The Columbia House Company. We provided our Custom CD compilation services to Columbia House members through website and direct mail promotions pursuant to a marketing alliance which expires in September 2001. The alliance prohibits the sale of Custom CDs through any other music club without prior consent of Columbia House. The alliance also provides for exclusive rights to offer Custom CDs to Columbia House's members unless and until a competitor offers a significant repertoire of music content unavailable through Musicmaker. The contract provides for sharing of profits net of expenses, including but not limited to, actual expenses incurred under the contract, royalties and reimbursements, from Custom CD sales originating from Columbia House members and from users referred from their websites. The allocation of net profits is calculated based upon the terms of the Musicmaker license agreement covering each of the selected song titles.

If during the term of the Columbia House alliance Sony Music or Warner Music exclusively allow Columbia House club members to create Custom CDs using music from their libraries, Columbia House is required to use Musicmaker as its Custom CD provider. As a result of Mr. Puthukarai's resignation as Musicmaker's President and Chief Operating Officer on January 18, 2001, Columbia House is entitled to terminate our alliance upon not less than thirty days notice.

America Online, Inc. In September 1999, we entered into a three year interactive marketing agreement with America Online, Inc. ("AOL"). The marketing agreement with AOL provided that we pay AOL a guaranteed, non-refundable payment of $18 million, with $3 million paid on October 15, 1999 and the remainder payable quarterly over the term of the agreement.

In May 2000, the marketing agreement with AOL was mutually terminated and the Company was released from paying the remaining total of $13,500,000 in quarterly payments.

Platinum Entertainment, Inc. We were the exclusive marketer of Custom CDs and downloaded music for Platinum.

Technology Assets

We store and maintain our digital library of music files in uncompressed format. The files are stored on multiple hard drive units which are known as arrays. Each array consists of five 18 gigabyte hard drives that holds approximately 90 gigabytes of digital information, or approximately 2,250 uncompressed songs. Each array can be expanded up to eight 36 gigabyte hard drives.

CD Fabrication

Our CD fabrication units automatically write musical information to a CD as well as print song titles, artist names, graphics, pictures and other personalized information on the CD. Each fabrication unit can accommodate up to 2 CD-R drives and one CD printer. Each CD-R drive can write CDs at 8x, which is equivalent to writing a 60 minute CD in 7.5 minutes. Musical information is received by the fabrication unit, sits in a queue and is assigned a consumer order number so that a customer can check on the status of their order online. Our most recent configuration included the capability of producing approximately 100,000 CD's per day. Because the production system is scalable, additional fabrication units can be added at any time, without any performance or quality degradation. The scalable feature of the fabrication units does not involve any modification to our software.

Fault Tolerance

Our storage and production architecture utilize redundant servers and a tape storage system for backup, to reduce downtime due to system outages or maintenance needs. The largest single point of failure in our storage system is a single magnetic disk or 36 gigabytes, including approximately 1,000 songs. Our architecture provides a back-up system that allows continuous operation through redundant servers in the event of occasional component failure. In the event of a complete failure of an array, the system can redeposit the data digitally on the arrays using high speed backup at a rate of approximately 450 songs per hour.

Employees

As of March 30, 2001, we employed 3 full-time employees. We believe that relationships with our employees are good.

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

We seek to protect our storage and fabrication system under patents and our brand names as trademarks as noted below. Except as noted below, we presently have no other patents, trademarks or patent/trademark applications pending. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or duplicate aspects of our production system or to obtain and use information that we regard as privately developed or owned by Musicmaker. Policing unauthorized use of our intellectual property is difficult, and there can be no assurance that our efforts to protect our intellectual property rights and trade secrets will be adequate or that our competition will not independently develop and patent similar or superior technology. In addition, the laws of some foreign countries may not provide protection of our intellectual property rights or trade secrets to as great an extent as do the laws of the United States.

We expect that Internet music content providers will be increasingly subject to infringement claims as the number of issued Internet related and business model patents and music delivery websites increases and the functionality of music delivery systems based upon new technologies trend toward a similar appearance. Defending against infringement claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us or an acquiror of our business or assets to enter into additional royalty or licensing agreements.

Patents

The U.S. Patent & Trademark Office has issued us three patents, which cover various aspects of producing Custom CDs and/or custom media on demand. These patents will expire in 2016. We utilized our privately developed technology in the recording, storage, production and delivery of our custom compilation CD products. We own an additional U.S. patent application currently pending in the U.S. Patent & Trademark Office, which also relates to various aspects of producing Custom CDs and/or custom media on demand.

Trademarks

We own a number of trademarks based on our use of those marks in commerce, and have applied to the U.S. Patent and Trademark Office to federally register those marks as well as others based on our intent to use them. We use the marks MUSIC CONNECTION TM and MUSICMAKER TM, in commerce, and have applied to register each of these trademarks with the U.S. Patent and Trademark Office.

Item 2. Properties.

In September 1999, we entered into a lease at a new Reston, Virginia location for 20,566 square feet of space. This lease was subsequently amended in November 1999, increasing our space by 10,695 square feet to 31,261 square feet. This facility served as the Company's administrative offices and production center. The term of this lease expires on December 31, 2009. The monthly rent for this space ranges from approximately $71,000 during the first year of the lease to approximately $92,000 in the final year of the term. The Company took possession of the new facility in April 2000. Our former Reston, Virginia office location occupies approximately 4,500 square feet of general office space. The monthly rent for this space is approximately $8,000. Our lease is set to expire in June 2005. The Company is currently subleasing this space to a tenant through June 2005.

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

Pending the Board's ongoing review of alternatives for the Company going forward, we are currently exploring the possibility of subletting, assigning or surrendering some or all of our leases. However, there can be no assurances that we will be able to do so on terms favorable to us or, if we are unsuccessful in attempting to assign, sublet or surrender our leases, that we will not incur material monetary obligations to our lessors relating to the balance of our respective lease terms.

Item 3. Legal Proceedings.

On or about February 25, 2000, certain current or former stockholders of the Company commenced a securities class action lawsuit in the United States District Court for the Central District of California (the "Action") against Musicmaker and certain of its directors and officers. Five nearly identical, additional actions (together with the Action, the "Actions") were subsequently filed in the Central District of California. On June 5, 2000 the Court ordered that the six original Actions be consolidated into one case, and on June 14, 2000 four lead plaintiffs and lead counsel were appointed to manage the Actions. Pursuant to the Court's consolidation order the lead plaintiffs filed a consolidated amended complaint on June 30, 2000 (the "Class Action Complaint"). The Class Action Complaint is a class action complaint which purports to be brought on behalf of all public investors who purchased our common stock between July 7, 1999 and November 15, 1999, including investors purchasing in our initial public offering as well as those purchasing in the open market. Named as defendants in some or all of the Actions are Musicmaker, The EMI Group, EMI Recorded Music, EMI Recorded Music North America, Robert P. Bernardi, Devarajan
S. Puthukarai, Irwin H. Steinberg, Mark A. Fowler, Jay A. Samit, Jonathan A. B. Smith and John A. Skolas.

The Class Action Complaint alleges, among other things, that plaintiff and members of the putative class were damaged when they acquired our common stock, as a result of alleged material omissions and misstatements in certain press releases, SEC filings and oral statements as well as in certain third party articles, television programs and analyst reports that allegedly caused our stock price to be inflated. The Class Action Complaint alleges violations of some or all of the following statutory provisions: Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934. Plaintiffs seek compensatory damages and/or rescission against defendants, as well as attorneys' costs and fees. The Class Action Complaint does not state the amount of damages which plaintiffs are seeking.

On September 27, 2000, the Company filed a motion to dismiss the Class Action Complaint. On January 29, 2001 the Court heard oral arguments on the motion to dismiss, but no ruling has been issued yet.

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

On or about August 22, 2000, TeeVee Toons, Inc., ("TVT"), TVT Music, Inc., TVT Catalog Enterprises, LLC and Wax Trax Records, Inc., (collectively "Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of New York. On August 23, 2000, Plaintiffs filed an order to show cause for expedited discovery and for a preliminary injunction.

The complaint (the "TVT Complaint") alleges, inter alia, that Musicmaker committed copyright infringement by copying Plaintiffs' sound recordings and musical compositions and offering them for download on the Internet in a substandard, low quality, non-secure format without TVT's approval. Plaintiffs also allege that Musicmaker committed copyright infringement by copying the musical compositions owned by TVT Music, Inc. without obtaining a mechanical license to do so. Musicmaker filed an answer, denying all allegations in the TVT Complaint and additionally asserting certain affirmative defenses. Musicmaker also filed a counterclaim for declaratory judgement seeking a determination that TVT and its affiliated companies had a contractual obligation to deliver the appropriate mechanical licenses pursuant to the contract between the parties dated August 23, 1999.

On December 18, 2000, the parties reached a definitive settlement agreement where by Musicmaker would pay TVT $1,250,000. On December 22, 2000, we made an initial payment of $400,000. We subsequently negotiated a $25,000 reduction in such settlement and, on January 3, 2001, we paid the balance of $825,000.

In 1998, we received notice from Magix Entertainment Products GmbH, a German company claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in federal court in New York. The case is captioned Musicmaker.com, Inc., v. Magix Entertainment Products GmbH, No. 99 Civ. 11577 (BSJ) (S.D.N.Y.), and we have asked the court, among other things, to declare that we own the trademark MUSICMAKER and the domain name MUSICMAKER.COM and that we are entitled to use them in connection with our business. Magix has filed counterclaims alleging, among other things, that we infringe its trademark rights. The case is pending, and no decisions have been rendered in the litigation. Though we currently believe that we will be successful in the litigation, there remains a risk that if we are unsuccessful we may lose the right to use the trademark MUSICMAKER and the domain name MUSICMAKER.COM. Loss of these rights could detrimentally and materially affect the financial condition and results of operations of the Company. In addition, this lawsuit could materially and adversely affect the Company's financial condition and results of operations based on a number of additional factors including legal expenses, diversion of management from normal company matters, and payout of a judgment or settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

Market Price of our Common Stock.

Our common stock is presently listed on the Nasdaq National Market ("NASDAQ") under the symbol "HITS". On October 23, 2000, the Company received notification from NASDAQ that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, as required by NASDAQ under Marketplace Rule 4450(a)(5). Effective November 3, 2000, the Company initiated a one for ten reverse stock split in which the 33,140,421 shares of outstanding common stock were exchanged for 3,314,042 shares of new common stock. The reverse split effectively increased our stock price above the $1.00 minimum bid price required by NASDAQ. On January 11, 2001 the Company received notification from NASDAQ that our common stock had maintained the $1.00 minimum bid price for at least 10 consecutive trading days and complies with such rule.

At March 15, 2001 the Company had 3,313,996 shares of Common Stock outstanding, held by approximately 150 shareholders of record. This does not reflect persons or entities that had their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by NASDAQ for the relevant fiscal quarters since our initial public offering on July 7, 1999.

1999 Quarterly Period              High Quoted                Low Quoted
- ---------------------              -----------                ----------
Third Quarter (7/7 - 8/31)         $281.25                    $76.25
Fourth Quarter                     $116.25                    $55.00

2000 Quarterly Period              High Quoted                Low Quoted
- ---------------------              -----------                ----------
First Quarter                      $75.00                     $35.00
Second Quarter                     $45.00                     $15.625
Third Quarter                      $17.50                     $3.75
Fourth Quarter                     $5.312                     $2.375

2001 Quarterly Period              High Quoted                Low Quoted
- ---------------------              -----------                ----------
First Quarter (1/1-3/15)           $5.7188                    $2.50

On March 15, 2001, the last sale price of our Common Stock on NASDAQ was $2.6875 per share.

Cash Distribution

On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of common stock as of March 1, 2001, the record date. For additional discussion of management's policy with respect to any future distributions to our stockholders, see "Item 1. Business -- Subsequent Events" included elsewhere in this Annual Report.

Recent Sales of Unregistered Shares.

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999, and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from the financial statements of Musicmaker that are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1997 and the period from April 23, 1996, inception, to December 31, 1996 and the balance sheet data at December 31, 1998, 1997, and 1996 are derived from the 1999 Annual Report on Form 10-K. On January 3, 2001, the Company's Board of Directors as then constituted voted to cease operations. The present Board is reviewing alternatives for the Company on a going forward basis, which, in addition to the plan of complete liquidation and dissolution previously proposed to be submitted to the stockholders by the Board of Directors as constituted on January 3, 2001, may include, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of Musicmaker as a public company. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period.

Consolidated Statement of Operations Data

                                                                                                                   April 23, 1996
                                                                      Year ended December 31,                      (inception) to
                                              -------------------------------------------------------------------   December 31,
                                                       2000             1999             1998          1997            1996
                                              ------------------------------------------------------------------------------------
Net sales                                            $5,583,505        $1,043,841       $74,028       $13,432        $8,355
Cost of sales                                        11,045,929         2,314,210       677,700       450,455         2,590
                                              ------------------------------------------------------------------------------------
Gross margin                                         (5,462,424)       (1,270,369)     (603,672)     (437,023)        5,765
Operating expenses:
    Sales and marketing                              16,093,084         7,682,436       929,661         7,780            --
    Operating and development                         2,595,802         1,596,505       804,811       244,541        64,029
    General and administrative                       10,658,425         5,213,998     2,131,316     1,330,969       298,681
    Depreciation and amortization                   102,038,806        12,081,971       203,122        29,887         7,700
    Reorganization                                      774,573                --            --            --            --
    Loss on investment                                1,200,000                --            --            --            --
                                              ------------------------------------------------------------------------------------
Total operating expenses                            133,360,690        26,574,910     4,068,910     1,613,177       370,410
                                              ------------------------------------------------------------------------------------
Loss from operations                               (138,823,114)      (27,845,279)   (4,672,582)   (2,050,200)     (364,645)
Net interest income (expense)                         2,313,009         1,150,550        17,815       (33,957)       (2,667)
                                              ------------------------------------------------------------------------------------
Net loss                                          $(136,510,105)     $(26,694,729)  $(4,654,767)  $(2,084,157)    $(367,312)
                                              ====================================================================================
Basic and diluted net loss per share                 $(41.22)         $(13.45)         $(9.37)       $(5.16)        $(1.90)
                                              ====================================================================================
Weighted average shares outstanding                   3,311,719         2,038,989       509,451       404,098       193,407
                                              ====================================================================================

Consolidated Balance Sheet Data

                                                                            At December 31,
                                         --------------------------------------------------------------------------------------
                                            2000               1999              1998              1997             1996
                                         --------------------------------------------------------------------------------------
Cash and cash equivalents (1)                 26,451,805         58,290,808          972,954        1,401,982          412,072
Working capital                               20,790,395         56,295,669        (369,286)          251,195        (372,844)
Total assets                                  33,541,049        165,400,220        3,233,963        1,729,375          486,725
Debt, long-term portion                          128,572            171,429          726,786               --               --
Convertible preferred stock                           --                 --        2,776,782        1,493,568               --
Total stockholders' equity (deficit)          24,959,608        161,244,771      (1,654,750)        (895,233)        (345,572)

(1) For the year 2000, does not reflect the $9,941,988 cash distribution to shareholders paid on or about March 9, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Information

The statements contained in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. These statements speak only as of the date hereof. We are under no duty to update, and do not undertake to update, any of the of the forward-looking statements contained in this Annual Report to conform them to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-K.

Overview

Musicmaker was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with online and offline music marketers including Columbia House. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI. The Company was granted a five year worldwide license to include the music content that EMI makes available for use in our online sales of custom CDs. The relationship with EMI provided the Company the potential for access to tracks from EMI artists and the extensive music catalog of a major record company. In connection with our license agreement with EMI, the Company was to have amortized approximately $17,300,000 in each of the five contract years.

In September 1999, the Company entered into an interactive marketing agreement under which AOL had agreed to promote and distribute the Company's services and products to its user base. The agreement also provided for a sharing of net profits generated under a co-branded interactive website through which AOL users could purchase the Company's custom CDs and Downloads. In connection with this agreement, 13,445 shares of common stock were issued to AOL. In addition, the Company made an initial $3,000,000 mandatory payment to AOL and agreed to make additional quarterly payments of $1,500,000 for marketing efforts through September 30, 2002. The marketing agreement was mutually terminated in May 2000 and the Company was released from paying the remaining total of $13,500,000 in quarterly payments.

In October 1999, the Company entered into a marketing agreement with Platinum Entertainment, Inc. ("Platinum") under which Platinum purchased prominent advertising and promotion positioning in Musicmaker's Christmas and Holiday music promotions for the fourth quarter of 1999. The marketing services consisted principally of an interface and link between the Musicmaker website and the Platinum website, which site was accessed by an icon on the Musicmaker site as a link to the Platinum site. In exchange for marketing services rendered, Platinum agreed to pay the Company $500,000 in cash or common stock of Platinum, which form of payment was to be determined in Platinum's sole discretion. Accordingly, on February 1, 2000 Platinum issued 166,667 shares of its unregistered common stock, par value $.001 per share, to Musicmaker.

In November 1999, Beastie Boys, EMI Recorded Music and its Grand Royal/Capitol label entered into an exclusive agreement with Musicmaker to make 170 songs available for compilations, including obscure and out-of-print B-sides, remixes, compilation tracks, live versions and other rarities. The custom CD offered fans the opportunity to select up to 40 of their favorite Beastie Boys songs on 2 CD's for $17.85. The one-time promotion ended January 31, 2000.

The Company's net sales were primarily derived from the sale of custom CDs offered over the Internet, through advertising direct mail campaigns, the fulfillment of mass corporate promotions, and the sale of individual songs downloaded directly from the Company's website. Net sales represented are net of sales discounts and include shipping and handling charges. Customer accounts were settled by directly charging a customer's credit card or by offering credit to customers, and subsequently receiving cash and money orders in connection therewith. Accordingly, the Company was required to manage the associated risk of accounts receivable, expansion and collection. Net sales were recognized upon shipment of the CD from the Company's production site in Reston, Virginia. For digitally downloaded songs, net sales were recognized upon execution of the order.

Past revenues represented included revenue from the sale of advertisements. The advertising product consists of banner advertisements that appeared on pages within Musicmaker's Web site. Hypertext links were embedded in each banner advertisement or button to provide the user with instant access to the advertiser's web site, to obtain additional information, or to purchase products and services. No advertising revenue was earned during the year ended December 31, 2000.

Another source of revenue represented was derived from contracts for the integration of music content into customers' media properties. These development fees were recognized as revenue once the related activities had been performed and the music was available in the customer's media format.

To date, the Company has incurred substantial costs to create, introduce and enhance its services, to acquire content, to build brand awareness and to grow its business. As a result, the Company has incurred operating losses since Inception.

For a more detailed description of the status of our various licensing and marketing agreements, see Item 1, "Business", and Notes 3, 4 and 6 to our financial statements, included elsewhere in this Annual Report.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales. Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased 435% to $5,583,505 for the year ended December 31, 2000 compared to $1,043,841 for the year ended December 31, 1999. Revenue growth resulted from the sales of custom CDs and digital downloads sold directly to customers through the Company's website and print and direct marketing efforts. Our involvement with Columbia House, Microsoft, and other strategic partners provided heavier Internet traffic and access to additional customer bases which contributed to the increase in sales. Revenue growth can also be attributed to the large volume of sales derived from contracts with corporate business looking to fulfill mass promotions. During the year ended December 31, 2000, the Company recorded revenue from the fulfillment of mass promotional sales of $2,921,548 or 52% of total revenue.

At December 31, 2000, the Company had $3,100,779 of deferred revenue associated with corporate sales promotions agreements entered into with the Pepsi-Cola Company which were to be realized, under the guidance of SAB 101, upon completion of the terms of the respective contracts. In February 2001, the Company fulfilled its obligation to the Pepsi-Cola Company under such contracts. As a result, in the first quarter of 2001, the Company will recognize the remaining $3,100,339 of contracted revenue provided under such contracts, offset by $1,871,760 of cost of sales.

During the year ended December 31, 2000, the Company did not earn advertising revenue as compared to $450,000 during the year ended December 31, 1999. Pending the Board's ongoing review of alternatives for the Company going forward, the Company does not expect future sales of these products. The Board of Directors as then constituted voted to cease the Company's past operations on January 3, 2001, and the present Board is now reviewing alternatives.

Cost of Sales. Cost of sales principally consist of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Content acquisition costs include royalty advances that were paid upon signing of royalty agreements with independent music labels and royalty charges that were assessed on a per music track usage basis. Production costs include jewel cases, CD trays and CD inserts. Cost of sales-product increased 1,458% to $2,435,774 for the year ended December 31, 2000 as compared to $156,381 for the year ended December 31, 1999. The increase in cost of sales-product was attributed to increased sales volume during 2000 as compared to 1999. Cost of sales-content increased 299% to $8,610,155 for the year ended December 31, 2000 as compared to $2,157,829 for the year ended December 31, 1999. This increase is attributed to content contracts entered into in 2000, including, but not limited to, content that was provided by Deathrow Records (for, among other artists, Snoop Dog and Tupac Shakur), Classicberry Limited (for Jimmy Page and the Black Crowes), and Profile Publishing (for The Who). During the third quarter of 2000, the Company determined that certain prepaid royalty agreements were impaired assets in accordance with applicable accounting literature. Thus, the Company expensed approximately $5,600,000 of the remaining unamortized agreements. The write-down attributed to 87% of the increase in cost of sales-content when compared to 1999.

Sales and Marketing Expenses. Sales and marketing expenses primarily include advertising and promotional expenditures, consulting costs, payroll and related expenses. Sales and marketing expenses increased 109% to $16,093,084 for the year ended December 31, 2000 as compared to $7,682,436 for the year ended December 31, 1999. The increase is primarily attributed to increased advertising expenses in connection with Columbia House direct mail promotions, magazine print promotions, concert tour sponsorship for The Who and Jimmy Page and The Black Crowes, third party advertising services, and the AOL agreement.

In May 2000, the Company and AOL mutually agreed to end the interactive agreement entered into in September 1999. The Company recorded a non-cash charge of $1,472,000 to sales and marketing expenses for the quarter ended June 30, 2000. As a result of the termination, the Company was released from its future obligation to pay AOL the remaining $13,500,000 obligation which was to have been repaid in $1,500,000 quarterly payments through September 2002.

As of January 3, 2001, and pending the Board's ongoing review of alternatives for the Company, the Company does not expect to be engaging in contracts for advertising and promotion of the Company's website and products.

Operating and Development Expenses. Operating and development expenses increased 63% to $2,595,802 for the year ended December 31, 2000 as compared to $1,596,505 for the year ended December 31, 1999. A significant component of the increase from the previous year is attributed to increased staffing in customer service, research and development, website maintenance, and product fulfillment. The Company anticipates decreases in these costs due to staff reductions in the aforementioned areas and the suspension of the Company's website.

General and Administrative Expenses. General and administrative expenses primarily consist of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, and other expenses associated with general and corporate functions. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. For the year ended December 31, 2000 general and administrative expenses increased 104% to $10,658,425 as compared to $5,213,998 for the year ended December 31, 1999. The increase in general and administrative expenses is primarily attributed to increases in personnel to support the Company's operations. As a result, salaries and wages, benefits such as insurance, bonuses, and other employee related costs increased as well as recruiting and costs for temporary help. Professional fees also increased as compared to the prior year due to investor relations, public relations, and attorneys' fees related to the defense of the stockholder class action lawsuit. Rent, facility expenses (such as communication data lines, telephone, and certain equipment leases), and general office expenses also increased as a result of the Virginia office expansion.

Depreciation and Amortization Expense. Depreciation and amortization was $102,038,806 for the year ended December 31, 2000 as compared to $12,081,971 for the year ended December 31, 1999. Depreciation expense increased 1,075% to $3,332,407 for the year ended December 31, 2000 as compared to $283,566 for the year ended December 31, 1999. Depreciation increased as a result of the leasehold improvements for the new Virginia office and production facility and the acquisition of new equipment to increase production capacity. Additionally, depreciation was increased by $2,000,000 resulting from the Company recording an impairment allowance for its technology and computer equipment (See Note 2 to our financial statements). Amortization expense increased 737% to $98,706,399 for the year ended December 31, 2000 as compared to $11,798,405 for the year ended December 31, 1999. The increase in amortization of intangibles was due to the full write down to amortization expense of the December 31, 2000 carrying value, $78,444,650, of intangibles including, but not limited to, the agreements with EMI, Zomba, and Platinum, based on the accounting criteria for reflecting the impairment of assets established in Statement of Financial Accounting Standards No. 121. Prior to the write down of the carrying values, the Company recorded $20,261,748 of straight line amortization during the year 2000.

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

Interest Income and Expense. Interest income increased 51% to $2,314,219 for the year ended December 31, 2000 as compared to $1,535,077 for the year ended December 31, 1999. The increase in interest income is attributed to the investment of cash and cash equivalents for a full year in 2000 as compared to half of a year during 1999. Interest expense decreased 99% to $1,210 for the year ended December 31, 2000 as compared to $384,527 for the year ended December 31, 1999. The decrease in interest expense during 2000 from 1999 is due to the retirement of notes payable that were paid from the proceeds of the Company's initial public offering in July 1999.

Accretion of Preferred Stock Warrants. Upon completion of the initial public offering, all outstanding shares of Series A, Series B, and Series C convertible preferred stock were converted into 190,872 shares of common stock and all outstanding convertible notes payable were converted into shares of 96,825 shares of common stock in the third quarter of 1999. Upon conversion of the Series A preferred stock into common stock in the third quarter of 1999, the remaining discount of $641,106 on the Series A preferred stock was recorded as accretion. The accretion recorded for the year ended December 31, 1999 was $723,318. No accretion was recorded for the year ended December 31, 2000. The accretion did not effect the Company's cash flows. The Series B and Series C preferred stock warrants converted into common stock warrants upon completion of the initial public offering.

One for Ten Reverse Stock Split. On August 28, 2000, the Company's Board of Directors and a majority of the stockholders authorized a one for ten reverse stock split of the Company's $0.01 par value common stock. As a result of the split, which became effective on November 3, 2000, 33,140,421 shares of existing common stock were exchanged for 3,314,042 share of new common stock, thus additional paid-in capital was increased by $298,263 and common stock was decreased accordingly. All references in the accompanying filing on Form 10-K to the number of common shares and per share amounts for 2000, 1999, and 1998 have been restated to reflect the stock split.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased 1,310% to $1,043,841 for the year ending December 31, 1999 compared to $74,028 for the year ending December 31, 1998. In the fourth quarter of 1999 sales were positively impacted by the promotion of the Beastie Boys anthology. Sales of the Beastie Boys custom CD's totaled approximately $150,000 in fiscal year 1999. The growth of net sales resulted from a significant increase in the number of units sold due to further development of our customer base, repeat purchases from the Company's existing customers, the continued expansion of our music library and the ongoing print promotion with Columbia House and other strategic partners which provided heavier Internet traffic and access to additional customer bases.

The Company also recognized $450,000 of advertising revenue from Platinum Entertainment, Inc. in the fourth quarter of 1999.

Cost of Sales. The Company's cost of sales increased significantly as it had entered into new licensing agreements to further expand and develop its music library. Cost of sales increased 241% to $2,314,210 for the year ending December 31, 1999 compared to $677,700 for the year ending December 31, 1998. Cost of sales consist primarily of royalty advances that were paid upon signing of royalty agreements with independent music labels of $1,975,500 for the year ending December 31, 1999, compared to $614,000 for the year ending December 31, 1998.

Sales and Marketing Expenses. Sales and marketing expenses consisted primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expensed all advertising costs as incurred. Sales and marketing expenses increased 726% to $7,682,436 for year ending December 31, 1999, compared to $929,661 for the year ending December 31, 1998. The increase was primarily attributable to increased advertising expenses in connection with our Columbia House print promotion, radio advertising promoting the Beastie Boys anthology as well as online promotions and third party advertising services.

Operating and Development Expenses. Operating and development expenses increased 98% to $1,596,505 for the year ending December 31, 1999 compared to $804,811 for the year ending December 31, 1998. The increase was attributable to increased spending on website maintenance and equipment expense, increased staffing and associated costs related to enhancing the features and functionality of the Company's website and computer systems.

General and Administrative Expense. For the year ended December 31, 1999 general and administrative expenses increased 145% to $5,213,998 compared to $2,131,316 for the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to an increase in personnel to support the Company's expanding operations. As a result, salaries and wages, benefits, and other employee related costs increased as well as recruiting and payments to temporary personnel agencies. Rent, equipment expenses, and office expenses also increased as a result of the expansion.

Depreciation and Amortization Expense. Depreciation and amortization was $12,081,971 for the year ended December 31, 1999 as compared to $203,122 for the year ended December 31, 1998. Depreciation expense increased 84% to $283,565 for the year ended December 31, 1999 as compared to $154,392 for the year ended December 31, 1998. The increase was due to the acquisition of equipment to expand production capability. Amortization expense increased 26,119% to $11,798,405 for the year ended December 31, 1999 as compared to $45,000 for the year ended December 31, 1998. The increase in amortization of intangibles was due primarily to the amortization of licenses fees for EMI and Zomba.

Interest Expense/Income. Interest income was $1,535,077 for the year ending December 31, 1999 compared to $17,815 for year ending December 31, 1998. The increase in interest income was due to the higher level of invested funds available as a result of the Company's Initial Public Offering. Interest expense for the year ending December 31, 1999 was $384,527, compared to none for the year ending December 31, 1998. The interest expense for the year ended December 31, 1999 was attributable to the interest associated with the Company's outstanding convertible notes that were converted to common stock upon consummation of the Company's Initial Public Offering in the third quarter of the current year.

Accretion of Preferred Stock Warrants. Upon completion of our Initial Public Offering, all outstanding shares of Series A, Series B and Series C convertible preferred stock were converted into 1,908,729 shares of common stock and all outstanding convertible notes payable were converted into 968,252 shares of common stock. Upon conversion of the Series A preferred stock into common stock, the remaining discount of $641,106 on the Series A preferred stock was recorded as accretion. Accretion recorded for the year ending December 31, 1999 was $723,318 compared to $118,051 for 1998. The accretion did not affect the Company's cash flows. The Series B and Series C preferred stock warrants converted into common stock warrants upon completion of the Initial Public Offering.

Liquidity and Capital Resources

For the Year Ended December 31, 2000

Net cash used in operating activities was $27,793,171 for the year ended December 31, 2000. The net loss of $136,510,105 was reduced by non-cash charges of $102,482,691, including depreciation of $3,332,407, amortization of $98,706,399, and the $750,000 loss on the Platinum stock investment. Prepaid expenses and other current assets provided $658,000 while other assets used $2,183,983, primarily for cash outlays for music license acquisitions. The decrease in accounts payable used $612,938 which was offset by an increase to accrued expenses which provided $1,870,613 and the increase to deferred revenue provided $2,975,779. Other long-term liabilities consist of deferred rent and provided $140,424.

Cash used in investing activities was $4,233,945 for the year ended December 31, 2000. The cash outlays were for the purchase of computer equipment and software, leasehold improvements, vehicle, furniture and other office equipment as the Company expanded its production facility and administrative offices in support of its operations.

Net cash provided by financing activities was $188,113 for the year ended December 31, 2000. The issuance of common stock upon the exercise of stock options accounted for all the cash provided by financing activities.

In February 2000, the Company executed a license agreement with Metal Blade Records. In exchange for the rights under such agreement, the Company issued 823 shares of its common stock valued at $50,000, estimating the fair value of the Company's common stock at $60.80 per share. The Company was amortizing the intangible asset on a straight-line basis over the five-year life of the agreement until it was deemed an impaired asset at year end in accordance with applicable accounting literature and expensed, in its entirety, along with certain other of the Company's intangible assets.

In January 2000, the Company issued a warrant exercisable for 5,882 shares of its common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement, granting Musicmaker access to certain sound recordings for inclusion in its Custom CD compilation service for a period of five years. The warrant is exercisable for a period of five years at $59.50 per share, based upon the average closing price of our common stock on the Nasdaq National Market for the five days prior to the execution of the Cheap Trick license agreement. The license fee of $292,944 was to be amortized as a non-cash charge of approximately $58,589 in each year over the next five years, the term of the license, until it was deemed an impaired asset at year end in accordance with applicable accounting literature and expensed, in its entirety, along with certain other of the Company's intangible assets. In addition, the Company will make royalty payments to Cheap Trick for sales of custom CDs that include Cheap Trick's content.

In February 2000, the Company issued warrants exercisable for up to 15,000 shares of its common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they have agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining webcasting and other broadcast opportunities on behalf of Musicmaker. The warrants are exercisable for a three-year period at $50.60 per share, based upon the average closing price of our common stock on Nasdaq National Market for the five days prior to execution. Fifty percent of the shares purchasable under the warrants vest on the first anniversary of the grant, and the remaining shares vest on the second anniversary of the date of the grant.

At December 31, 2000, the Company had $26,451,805 in cash and cash equivalents compared to $58,290,808 at December 31, 1999. Substantially all of the Company's cash has been provided by our financing activities, including certain debt and equity financings completed in prior fiscal years. At March 26, 2001, as result of certain payments made in connection with the contraction of our past operations pending the Board's ongoing review of alternatives for the Company going forward, as well as the satisfaction of certain operating liabilities incurred prior to the January 3, 2001 decision of the Board as then constituted to suspend such operations, and our cash distribution to our common stockholders of record as of March 1, 2001, we had approximately $10,648,000 in cash and cash equivalents. The Company expects to experience negative cash flows for the foreseeable future as we make additional expenditures in connection with the orderly contraction of operations. As of the date of this Annual Report, based on existing circumstances, we believe that we have sufficient cash and cash equivalents to satisfy our remaining obligations, although we can give no assurances in that regard. See "Factors that May Affect our Business, Financial Condition and Results of Operation" below.

                 FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

Our common stock could be delisted from the Nasdaq or become subject to "penny stock" rules.

On October 23, 2000, the Company received notification from NASDAQ that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5). Effective November 3, 2000, the Company initiated a one for ten reverse stock split in which the 33,140,421 shares of outstanding common stock were exchanged for 3,314,042 shares of new common stock. The reverse split effectively increased our stock price above the $1.00 minimum bid price required by NASDAQ. On January 11, 2001 the Company received notification from NASDAQ that our common stock had maintained the $1.00 minimum bid price for at least 10 consecutive trading days and complies with such Rule.

According to rules promulgated by the NASDAQ, in addition to the $1.00 minimum bid price requirement described in the immediately preceding paragraph, we are required to maintain net tangible assets in an amount of at least $4 million. Pending the Board's outgoing review of alternatives for the Company, as a result of factors including, but not limited to, possible future cash distributions to our shareholders and sales of Company assets, we may at some point in the near future fail to meet this requirement. In the event we are delisted from the NASDAQ, the trading in our shares may decrease substantially, or cease altogether, and the price of for our common stock could decline further, potentially to zero.

If our common stock were not listed on a national securities exchange or listed on a qualified automated quotation system, it may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions including (i) the securities being quoted on the Nasdaq National Market or SmallCap Market and (ii) the securities' issuer having net tangible assets in excess of $2,000,000 and having been in continuous operation for at least three years (both exceptions enumerated above are currently met by the Company).

For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

Even if the Company's securities were exempted from such restrictions because they became listed on a national securities exchange or were listed on a qualified automated quotation system, the Company would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Concentration of stock ownership may delay or prevent a change of control.

Our directors, executive officers and principal stockholders and their affiliates own a significant percentage of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

We may be unable to sell our assets on terms acceptable to us, if at all.

As previously noted, one of the alternatives that the Board is considering, pending the Board's ongoing review of alternatives for the Company, includes the possibility of a complete liquidation and dissolution of the Company, as previously proposed to be submitted to stockholders by the Board as constituted on Jan. 3, 2001. Such a complete liquidation and dissolution would include an attempt to sell our remaining assets. It is difficult for us to ascertain at this time the value of our remaining assets in the open market, and a sale of some or all of our remaining assets may not be available on terms acceptable to us, or possible at all.

Certain alternatives to complete liquidation, if they occur, could have a substantially dilutive effect on your investment.

As previously noted, the alternatives for the Company that the Board is reviewing going forward include the possibility of continuing the operations of Musicmaker as a public company. If such an alternative were to include an issuance of additional equity in the Company or a future business combination involving the Company, you could, depending on the terms of such event, experience a substantially dilutive effect on your investment.

We face contingent liabilities that may prove to have a material adverse effect on our ability to maximize shareholder value.

As disclosed in "Legal Proceedings", included elsewhere in this Annual Report, we are subject to certain lawsuits that could result in judgments against the Company for significant monetary awards. Although the Company believes that it has meritorious defenses to such lawsuits, and intends to defend against them vigorously, there can be no assurances that the ultimate outcome of such lawsuits would not have a material adverse effect on the Company and your investment.

Anti-takeover provisions in our Certificate of Incorporation and Bylaws could deter or delay possible takeovers.

Our Certificate of Incorporation and Bylaws contain provisions that could discourage potential acquisition proposals or proxy contests and might delay or prevent a change in control of Musicmaker. These provisions and Delaware General Corporation Law could make Musicmaker less attractive to potential acquirers. These provisions could also result in our stockholders being denied a premium for, or receiving less for, their shares than they otherwise might have been able to obtain in a takeover attempt.

Our stockholders may have difficulty in recovering monetary damages from directors.

Our Certificate of Incorporation contains a provision which eliminates personal liability of our directors for monetary damages to be paid to us and our stockholders for some breaches of fiduciary duties. As a result of this provision, our stockholders may be unable to recover monetary damages against our directors for their actions that constitute breaches of fiduciary duties, negligence or gross negligence. Inclusion of this provision in our Certificate of Incorporation may also reduce the likelihood of derivative litigation against our directors and may discourage lawsuits against our directors for breach of their duty of care even though some stockholder claims might have been successful and benefited stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The majority of our sales and expenses are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While Musicmaker may effect some transactions in foreign currencies, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements                                 Page

Report of Independent Auditors...............................................20

Balance Sheets
           As of December 31, 2000 and 1999..................................21

Statements of Operations
           For the fiscal years ended December 31, 2000, 1999 and 1998.......22

Statements of Stockholders' (Deficit) Equity
           For the fiscal years ended December 31, 2000, 1999 and 1998.......23

Statements of Cash Flows
           For the fiscal years ended December 31, 2000, 1999 and 1998.......24

Notes to Financial Statements................................................25

Schedule II - Valuation and Qualifying Accounts
           For the fiscal years ended December 31, 2000, 1999 and 1998.......41

                         Report of Independent Auditors

Board of Directors and Stockholders
Musicmaker.com, Inc.

We have audited the accompanying balance sheets of Musicmaker.com, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the three years ended December 31, 2000. Our audit also included the financial statement schedule for the years ended December 31, 2000, 1999 and 1998 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musicmaker.com, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2000, 1999, and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Musicmaker.com, Inc. will continue as a going concern. As described more fully in Note 1, on January 3, 2001, the Board of Directors as then constituted announced a decision to cease operations and the present Board of Directors is currently reviewing alternatives for the Company going forward. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                      /s/ Ernst & Young LLP

McLean, Virginia
January 26, 2001

                              Musicmaker.com, Inc.
                                 Balance Sheets

                                                                                                   December 31,
                                                                                     ------------------------------------------
                                                                                             2000                1999
                                                                                     ------------------------------------------
Assets
Current assets:
   Cash and cash equivalents.......................................................  $     26,451,805    $      58,290,808
   Accounts receivable, less allowance for doubtful accounts of $40,000 and
      $75,000, respectively........................................................             533,112            528,958
   Prepaid expenses and other current assets.......................................           2,117,923          1,459,923
                                                                                     ------------------------------------------
Total current assets...............................................................          29,102,840         60,279,689

Property and equipment, net........................................................           3,349,266          2,447,728
Investments........................................................................                  --            750,000
Intangibles, net...................................................................                  --         98,363,455
Related party account receivable...................................................              88,041             81,519
Other assets.......................................................................           1,000,902          3,477,829
                                                                                     ------------------------------------------
Total assets.......................................................................  $       33,541,049  $     165,400,220
                                                                                     ==========================================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable................................................................  $        1,093,840  $       1,706,778
   Accrued expenses................................................................           3,979,998          2,109,385
   Deferred revenues...............................................................           3,100,779            125,000
   Current portion of long-term obligations........................................              42,857             42,857
   Other  current liabilities......................................................              94,971                 --
                                                                                     ------------------------------------------
Total current liabilities..........................................................           8,312,445          3,984,020

Long-term obligation...............................................................             128,572            171,429
Deferred rent......................................................................             140,424                 --

 Stockholders' equity:
   Common stock, $0.01 par value, 10,000,000 shares authorized;  3,314,042 and
      3,299,350 shares issued and outstanding, respectively ......................               33,140             32,994
                                                                                            194,467,664        194,242,868
   Additional paid-in capital......................................................             779,059            779,059
   Warrants........................................................................        (170,320,255)       (33,810,150)
   Accumulated deficit.............................................................  ------------------------------------------
                                                                                             24,959,608        161,244,771
Total stockholders' equity.........................................................  ------------------------------------------
                                                                                     $       33,541,049  $     165,400,220
Total liabilities and stockholders' equity.........................................  ==========================================


   The accompanying notes are an integral part to these financial statements.

                              Musicmaker.com, Inc.
                            Statements of Operations

                                                                           Year ended December 31,
                                                     ----------------------------------------------------------------------
                                                              2000                  1999                   1998
                                                     ----------------------------------------------------------------------
Music sales........................................     $     5,583,505         $      593,841        $           74,028
Advertising sales..................................                  --                 450,000                       --
                                                     ----------------------------------------------------------------------
    Net sales......................................           5,583,505               1,043,841                   74,028
Cost of sales
      Product......................................           2,435,774                 156,381                   53,442
      Content......................................           8,610,155               2,157,829                  624,258
                                                     ----------------------------------------------------------------------
Gross margin.......................................          (5,462,424)             (1,270,369)                (603,672)

Operating expenses:
   Sales and marketing.............................          16,093,084               7,682,436                  929,661
   Operating and development.......................           2,595,802               1,596,505                  804,811
   General and administrative......................          10,658,425               5,213,998                2,131,316
   Depreciation and amortization...................         102,038,806              12,081,971                  203,122
   Reorganization..................................             774,573                      --                       --
   Loss on investment..............................           1,200,000                      --                       --
                                                     ----------------------------------------------------------------------
                                                            133,360,690              26,574,910                4,068,910
                                                     ----------------------------------------------------------------------
Loss from operations...............................        (138,823,114)            (27,845,279)              (4,672,582)

Other income (expense):
    Interest income................................           2,314,219               1,535,077                   17,815
    Interest expense...............................              (1,210)               (384,527)                      --
                                                     ----------------------------------------------------------------------
                                                              2,313,009               1,150,550                   17,815
                                                     ----------------------------------------------------------------------
Net loss...........................................        (136,510,105)           (26,694,729)               (4,654,767)

Accretion for Series A preferred stock warrants....                  --               (723,318)                 (118,051)
                                                     ----------------------------------------------------------------------
Net loss available to common stockholders .........     $  (136,510,105)        $  (27,418,047)       $       (4,772,818)
                                                     ======================================================================

Basic and diluted net loss per common share .......     $       (41.22)         $       (13.45)       $            (9.37)
                                                     ======================================================================

Weighted average shares outstanding................           3,311,719               2,038,989                  509,451
                                                     ======================================================================

   The accompanying notes are an integral part to these financial statements.

                              Musicmaker.com, Inc.
                       Statements of Stockholders' Equity

                                                    Common Stock      Additional
                                                                        Paid-In                 Accumulated
                                               Shares         Amount    Capital     Warrants       Deficit           Total
                                             ---------------------------------------------------------------------------------
Balance at December 31, 1997..............       479,046  $   4,790  $  1,301,109   $259,522  $  (2,460,654)  $     (895,233)
   Issuance of common stock...............       151,903      1,519     2,992,783         --             --        2,994,302
   Issuance of warrants and options to                --         --       499,462         --             --          499,462
     non-employees........................
   Exercise of Series B preferred stock               --         --            --    (65,400)            --          (65,400)
     warrants.............................
   Modification of warrants issued with               --         --            --    584,937             --          584,937
     preferred stock......................
   Accretion for Series A preferred stock             --         --      (118,051)        --             --         (118,051)
     warrants.............................
   Net loss...............................            --         --            --                (4,654,767)      (4,654,767)
                                             ----------------------------------------------------------------------------------
Balance at December 31, 1998..............       630,949      6,309     4,675,303    779,059     (7,115,421)      (1,654,750)
   Issuance of common stock...............     2,380,703     23,807   183,319,392         --             --      183,343,199
   Issuance of warrants and options.......            --         --     1,474,269         --             --        1,474,269
   Accretion for Series A preferred stock             --         --      (723,318)        --             --         (723,318)
     warrants ............................
   Conversion of preferred stock and notes       287,698      2,878     5,497,222         --             --        5,500,100
     payable to common stock..............
   Net loss...............................            --         --            --               (26,694,729)     (26,694,729)
                                             ----------------------------------------------------------------------------------
Balance at December 31, 1999                   3,299,350     32,994   194,242,868    779,059    (33,810,150)     161,244,771
   Issuance of common stock...............           823          8        49,992         --             --           50,000
   Issuance of warrants and options.......            --         --       (13,171)        --             --          (13,171)
   Exercise of options ...................        13,869        138       187,975         --             --          188,113
   Net loss...............................            --         --            --         --   (136,510,105)    (136,510,105)
                                             ----------------------------------------------------------------------------------
Balance at December 31, 2000..............     3,314,042  $  33,140  $194,467,664   $779,059  $(170,320,255)  $   24,959,608
                                             ==================================================================================

   The accompanying notes are an integral part to these financial statements.

                                Musicmaker.com, Inc.
                            Statements of Cash Flows

                                                                                   Year ended December 31,
                                                                   -----------------------------------------------------------
                                                                          2000                1999                1998
                                                                   -----------------------------------------------------------
Operating activities
Net loss ......................................................      $(136,510,105)      $ (26,694,729)      $  (4,654,767)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation ...............................................          3,332,407             283,565             154,392
   Amortization ...............................................         98,706,399          11,798,405              45,000
   Interest ...................................................                 --             286,270               3,730
   Loss on investment .........................................            750,000                  --                  --
   Services received in exchange for stock and warrants .......            (13,171)          1,474,269             499,462
   Changes in operating assets and liabilities:
     Accounts receivable ......................................             (4,154)           (511,448)             (4,760)
     Prepaid expenses and other current assets ................           (658,000)           (767,862)             (7,892)
     Related party account receivable .........................             (6,522)                 --             (81,519)
     Other assets .............................................          2,183,983          (2,086,013)            (58,481)
     Accounts payable .........................................           (612,938)          1,251,683             126,645
     Accrued expenses .........................................          1,870,613           1,222,192             201,270
     Deferred revenues ........................................          2,975,779             125,000                  --
     Other current liabilities ................................             94,971                  --                  --
     Long-term obligations ....................................            (42,857)            (42,857)            257,143
     Deferred rent ............................................            140,424                  --                  --
                                                                   -----------------------------------------------------------
Net cash used in operating activities .........................        (27,793,171)        (13,661,525)         (3,519,777)

Investing activities
Purchases of property and equipment ...........................         (4,233,945)         (2,370,584)           (217,961)
                                                                   -----------------------------------------------------------
Net cash used in investing activities .........................         (4,233,945)         (2,370,584)           (217,961)

Financing activities
Proceeds from the issuance of convertible notes payable .......                 --           1,487,500             512,500
Payment of fees on convertible notes payable ..................                 --            (173,875)           (116,125)
Issuance of convertible preferred stock .......................                 --                  --           1,568,033
Issuance of common stock ......................................            188,113          72,036,338           1,344,302
                                                                   -----------------------------------------------------------
Net cash provided by financing activities .....................            188,113          73,349,963           3,308,710
                                                                   -----------------------------------------------------------
Net (decrease) increase in cash and cash equivalents ..........        (31,839,003)         57,317,854            (429,028)
Cash and cash equivalents at beginning of year ................         58,290,808             972,954           1,401,982
                                                                   -----------------------------------------------------------
Cash and cash equivalents at end of year ......................      $  26,451,805       $  58,290,808       $     972,954
                                                                   ===========================================================
Non-cash investing and financing activities
Conversion of notes payable and preferred stock to common stock      $          --       $   5,500,100       $          --
                                                                   ===========================================================
Common stock issued for licensing agreement ...................      $      50,000       $ 109,306,860       $   1,650,000
                                                                   ===========================================================
Conversion of accrued compensation to preferred stock .........      $          --       $          --       $     166,667
                                                                   ===========================================================
Issuance and modification of warrants .........................      $     292,944       $          --       $     584,937
                                                                   ===========================================================
Payment on account receivable with common stock ...............      $     450,000       $          --       $          --
                                                                   ===========================================================
Common stock issued for marketing agreement ...................      $          --       $   2,000,000       $          --
                                                                   ===========================================================

   The accompanying notes are an integral part to these financial statements.

1. Summary of Significant Accounting Policies

The Company

Through December 31, 2000, Musicmaker.com, Inc., a Delaware corporation, (the "Company" or "Musicmaker") was a provider of customized music CD compilations and music digital downloads. The Company sold its products primarily over the Internet, as well as provided custom CDs through marketing partners, strategic alliances and direct mail-order promotions. Customers could also download songs from the Company's online library directly to their personal computers. The Company's corporate headquarters and production and fulfillment facility are located in Virginia.

On January 3, 2001, the Board of Directors of the Company as then constituted voted unanimously to cease operations. The then-Board concluded that at that time the Company's internet-based custom CD-marketing business no longer represented a viable alternative to provide maximum value to its stockholders. The viability of this business plan was premised on an ability to obtain license rights to desirable content from the major record companies. However, to date, the Company had been unsuccessful in obtaining such license rights to the extent necessary to support the success of this business model. The Board's decision was also influenced by substantial increases in costs and the proliferation of unlicensed copying of copyrighted content through digital downloading on the internet, and through such services as Napster and Gnutella.

The present Board is reviewing alternatives for the Company going forward, in addition to the plan of complete liquidation and dissolution previously proposed to be submitted to stockholders by the Board as constituted on January 3, 2001. Those alternatives include, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of Musicmaker as a public company which may pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which may require stockholder approval.

The following policies apply to the Company's financial statements presented for the years ended December 31, 2000, 1999, and 1998.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Effective October 1, 2000, SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that it's current revenue recognition policies comply with SAB 101.

Significant Customers

For the year ended December 31, 2000, two customers generated 35% and 15% of the Company's total revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments

Investments consist of unregistered shares of common stock in Platinum Entertainment Inc. ("Platinum") and are accounted for using the cost method.

Intangible Assets

The Company has entered into license agreements with various record labels. The Company has recorded the assets based on the fair market value of the consideration granted and is amortizing the assets over the life of the license agreements. The carrying value of the intangible asset will be reviewed if the facts and circumstances suggest impairment.

Impairment of Long-Lived Assets

At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company evaluates the carrying amount of long-lived assets to be held and used, including property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying amount of a long lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell.

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

The Company includes in cost of sales royalty expenses incurred based on usage per music track. Royalty charges resulted in cost of sales, related to music content, of $8,610,155, $2,157,829, and $624,258 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. The Company is required to make additional advances upon the anniversaries of the signing of these initial contracts and expenses them as incurred.

Operating and Development Costs

Operating and development costs relating to the Company's proprietary custom CD compilation software technology are expensed as incurred. The Company has incurred research and development costs of approximately $511,000, $744,000, and $550,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Operating and development costs also include network and non-capitalized website costs.

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred approximately $7,970,000, $4,614,000 and $329,000 in advertising costs for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Net Loss Per Share

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") which established standards for computing and presenting net income per share information. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. A reconciliation of the net loss available for common shareholders and the number of shares used in computing basic and diluted net loss per share is in Note 11.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement will be adopted January 1, 2001, but it is not expected to materially impact the Company's financial statements.

Reclassifications

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the presentation of the 2000 financial statements.

2. Property and Equipment

Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the asset's estimated useful life or the lease term, ranging from three to ten years.

At December 31, 2000, the Company reviewed its property and equipment for impairment and determined to record an impairment allowance based on the criteria established in SFAS No. 121. This determination was based on the fact that the Company suspended its website, and suspended sales of custom CDs and digital downloads as of January 3, 2001 and the computer equipment is technologically obsolete in certain respects. As a result, the Company recorded an additional $2,000,000 in depreciation expense to estimate the value of the impairment.

Property and equipment consist of the following:

                                                                                     December 31,
                                                                  ----------------------------------------------------
                                                                            2000                      1999
                                                                  ----------------------------------------------------
              Computer equipment and software                           $     4,144,491          $      1,996,984
              Leasehold improvements                                          2,538,736                   876,925
              Furniture and equipment                                           374,374                    49,363
              Automobile                                                         18,674                        --
                                                                  ----------------------------------------------------
                                                                              7,076,275                 2,923,272
              Less accumulated depreciation                                  (1,727,009)                 (475,544)
              Less impairment allowance                                      (2,000,000)                       --
                                                                  ----------------------------------------------------
                                                                        $     3,349,266          $      2,447,728
                                                                  ====================================================

3. Investment

In connection with exclusive music license, stock exchange and marketing agreements signed with Platinum, on September 30, 1998, the Company received 111,457 shares of unregistered common stock of Platinum. The Company's investment in these equity securities was recorded at the fair market value of Platinum's stock, $750,000, on the date of the transaction.

On October 1, 1999, the Company entered into another marketing agreement with Platinum under which Platinum purchased prominent advertising and promotion positioning in Musicmaker's Christmas and Holiday music promotions for the fourth quarter of 1999. The marketing services consisted principally of an interface and link between the Musicmaker website and the Platinum website, which site was accessed by an icon on the Musicmaker site as a link to the Platinum site. In exchange for the marketing services rendered, Platinum agreed to pay the

Company $500,000 in cash or common stock of Platinum, which form of payment was to be determined in Platinum's sole discretion. Accordingly, on February 1, 2000, Platinum issued 166,667 shares of its unregistered common stock, par value $.001 per share, to Musicmaker. The Company discounted the value of the stock received given that it is not registered, and recorded advertising sales and an account receivable of $450,000 at December 31, 1999. Upon receipt of the shares, the Company increased its recorded investment in Platinum by $450,000 and relieved the account receivable balance.

As a result of a decline in Platinum's stock price during the second quarter 2000, the fact that Platinum was delisted by the Nasdaq Stock Market, and the fact that Platinum declared bankruptcy in July 2000, the Company determined its investment of $1,200,000 in Platinum to have only minimal value and wrote off its investment to expense.

4. Intangibles

In connection with the exclusive music license, stock exchange and marketing agreements signed with Platinum in 1998, the Company recorded an intangible asset for licensing fees of $900,000. (See Note 6). The asset is the difference in fair market values of Musicmaker's common stock issued to Platinum and the Platinum common stock issued to the Company. The Company was amortizing the intangible on a straight-line basis over the five-year period of the license agreement.

In June 1999, the Company executed a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, Inc. ("EMI") whereby EMI agreed to make certain of its content available to the Company, in EMI's sole discretion, in exchange for 50% of the Company's common stock, calculated on a fully diluted basis on the effective date of the transaction. Under this agreement, the Company made royalty payments in connection with the inclusion of music content provided by EMI in the Company's library of content available for custom CDs. In exchange for the Company's rights under the license agreement, the Company issued 1,517,086 shares of common stock valued at $86,625,610, estimating the fair value of the Company's common stock at $57.10 per share. The Company was amortizing the intangible asset on a straight-line basis over the five-year period of the license agreement. The Company was amortizing this license fee as a non-cash charge of approximately $17.3 million each year. (See Note 6).

In August 1999, the Company entered into a license agreement with Zomba Record Holdings B.V. ("Zomba") in exchange for 193,700 shares of the Company's common stock valued at $20 million. Zomba is the direct or indirect parent entity of a number of licensor entities under which the license agreement grants rights to use certain music content for a five-year term. (See Note 6).

Additionally in August 1999, the Company entered into a five-year license agreement with TeeVee Toons, Inc., ("TVT") in exchange for 27,500 shares of the Company's common stock valued at $2,681,250. (See Note 6.)

In January 2000, the Company issued a warrant exercisable for 5,882 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement, granting Musicmaker access to certain sound recordings for a period of five years. The Company recorded an intangible asset of $292,922 which was to be amortized over five years, however in accordance with the criteria of SFAS No. 121, the intangible was fully amortized at December 31, 2000. (See Note 6).

In February 2000, the Company executed a license agreement with Metal Blade Records. In exchange for the Company's rights under such agreement the Company issued 823 shares of its common stock valued at $50,000. The Company recorded an intangible of $50,000 which was to be amortized over five years, however in accordance with the criteria of SFAS No. 121, the agreement was fully amortized at December 31, 2000. (See Note 6).

As of December 31, 2000, the Company reviewed the intangibles for impairment and determined to fully write down the carrying value of such assets at December 31, 2000 based on the accounting criteria for reflecting the impairment of assets established by SFAS No. 121. This determination was based on the fact that the Company suspended its website and suspended sales of custom compiled CDs and digital downloads as of January 3, 2001. As a result, the Company expensed $78,444,650, the current values of all the agreements, to amortization expense.

Intangible assets consist of the following:

                                                         December 31,
                                              ------------------------------------
                                                   2000                   1999
                                              -------------          -------------
      Platinum license agreement ...          $          --          $     900,000
      EMI license agreement ........                     --             86,625,610
      Zomba license agreement ......                     --             20,000,000
      TeeVee Toons license agreement                     --              2,681,250
                                                                     -------------
                                                         --            110,206,860
      Less accumulated amortization                      --            (11,843,405)
                                              -------------          -------------
                                              $          --          $  98,363,455
                                              =============          =============

5. Long-term Obligations, Convertible Notes Payable and Other Debt Arrangements

On July 1, 1998, the Company entered into a mutual coexistence agreement with Music Maker Relief Foundation, Inc. ("Music Maker Relief Foundation"), a not-for-profit corporation that owns the trademark MUSICMAKER and the Internet domain name MUSICMAKER.ORG. In consideration of avoiding any possible conflict regarding names, marks, goods and services, the Company agreed to pay $300,000 to Music Maker Relief Foundation prior to changing its name to Musicmaker.com, Inc. At December 31, 2000, the Company had a remaining obligation of $171,429 ($42,857 is due on April 15th of each of the years 2001 through and including
2004). The Company expensed $300,000 upon signing of the agreement.

From October 1998 through January 1999 the Company completed a private placement offering of approximately $2,000,000 in aggregate principle 8% convertible secured subordinate notes payable. In July 1999, upon consummation of the initial public offering, all of the outstanding convertible notes payable were mandatorily converted into 96,825 shares of the Company's common stock at $20.60 per share. In connection with the convertible notes payable, the Company recorded loan fees of $290,000 and issued a warrant to purchase 9,683 shares of common stock at an exercise price of $20.60 per share, which expires on January 11, 2004. The Company recorded an expense of $70,649 for the fair value of this warrant.

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

6. Common Stock and Convertible Preferred Stock

Common Stock and Warrants

In 1998, the Company issued a total of 72,017 shares of common stock at $20.60 per share to seven investors for a total of $1,487,500. The Company paid a finders fee of $143,198 related to this private placement. The Company also issued a warrant to purchase 12,103 shares of common stock at an exercise price of $20.60 per share to one of the investors and recorded an expense of $88,000 for the value of the warrants. This warrant expires on October 27,

2003.

On June 12, 1998, the Company signed an exclusive agreement with Columbia House with a three year term beginning September 1, 1998, under which the Company offered custom CDs for sale to Columbia House's customers through Columbia House's websites and promotional inserts in Columbia House's mailings. The Company designed and supplied promotional material to Columbia House, manufactured the custom CDs and processed all orders (shipping, billing and collecting) and paid a share of the net profits derived from the sale of CDs to Columbia House's customers to Columbia House. In connection with this agreement, the Company issued a warrant to purchase 30,259 shares of common stock, subsequently increased to 47,822 shares of common stock, at an exercise price of $19.80 per share to Columbia House and recorded an expense for $160,000 for the value of the warrants. The value of the increased number of warrants was deemed immaterial. These warrants expire on September 1, 2001.

In January 1998, a stockholder and officer of the Company returned 16,945 stock options to the Company in exchange for a warrant to purchase 16,945 shares of common stock with an exercise price of $16.50 per share and valued at $148,400. This warrant expires on January 15, 2008. This individual is also the beneficial owner of warrants for 6,051 shares of common stock granted to members of his family as compensation for his consulting services in August 1998 with an exercise price of $19.80 per share valued at $64,000. The Company recorded an expense of $212,400 related to the issuance of these warrants. These warrants expire on August 15, 2008.

In connection with the exclusive music license, stock exchange and marketing agreements signed with Platinum on September 30, 1998, the Company issued 79,885 shares of common stock to Platinum (valued at $1,650,000) and Platinum issued 111,457 shares of its unregistered common stock to the Company (having an aggregate value of $750,000). The Company recorded the difference in the fair market values of the two stocks as licensing fees (see Note 4).

In January 1999, the Company completed its common stock private placement to outside investors and issued 58,738 shares of common stock at $20.60 per share for a total of $1,213,250. The Company paid a commission of approximately $97,000 related to this private placement and issued a warrant to purchase 10,896 shares of common stock with an exercise price of $20.60 per share, which expires on January 14, 2004

As part of an equipment lease agreement entered into in January 1999, the Company issued a warrant to purchase 1,452 shares of common stock at $20.60 per share which was exercised on August 16, 1999 for $30,000. The Company recorded an expense of $16,021 related to the issuance of this warrant.

In February 1999, the Board of Directors approved a one-for-3.85 reverse stock split of the Company's common stock, which was effective on April 8, 1999. All references in the accompanying financial statements to the number of shares of common stock and per-share amounts have been restated to reflect the split. Additionally, all references in the accompanying financial statements to the number of shares of preferred stock and per-share amounts have been restated to reflect the split in accordance with the Company's Amended and Restated Certificate of Incorporation.

On April 8, 1999, the Company issued a warrant to purchase 24,207 shares of common stock at $19.80 per share to a consultant for services rendered. The Company recorded an expense of $464,415 related to the issuance of this warrant.

In June 1999, in connection with the license agreement signed with EMI, the Company issued 1,517,086 shares of common stock valued at $86,625,610. (See Note
4).

On June 8, 1999, the Board of Directors approved a 2.33-for-one stock split of the Company's common stock, which was effective on June 14, 1999. All references in the accompanying financial statements to the number of shares of common stock and per-share amounts have been restated to reflect the split. Additionally, all references in the accompanying financial statements to the number of shares of preferred stock and per-share amounts have been restated to reflect the split in accordance with the Company's Restated Certificate of Incorporation. Also on June 8, 1999, the stockholders authorized the Company's Amended and Restated Certificate of Incorporation, which increased the Company's total number of authorized shares of common stock to 100 million shares.

On July 7, 1999, the Company consummated an initial public offering of its common stock. The Company sold 840,000 shares of its common stock (including 307,219 shares of one of its stockholders) at a public offering price of $140.00 per share. After deducting the underwriters' discounts and other offering expenses, the net proceeds to the Company were approximately $66,300,000. On August 3, 1999, the underwriters exercised their overallotment option for the purchase of an additional 36,000 shares of common stock. After deducting underwriters' discounts and other offering expenses, the net proceeds from the over-allotment to the Company were approximately $4,600,000.

In August 1999, the Company issued 193,700 shares of common stock valued at $20,000,000 to Zomba, and 27,500 shares of common stock valued at $2,681,250 to TeeVee Toons, in exchange for five-year license agreements.

On September 17, 1999, the Company entered into an interactive marketing agreement with America Online, Inc. ("AOL"). The agreement provided for AOL to promote and distribute an interactive co-branded website and the Company's products and services on certain portions of the AOL Network and in connection with certain America Online products and services. In connection with this agreement, the Company issued 13,445 shares of common stock valued at $2,000,000, and paid an initial marketing fee of $3,000,000. On May 12, 2000 the Company and AOL mutually agreed to terminate the marketing agreement.

In connection with a consulting agreement signed in October 1999, the Company issued a warrant to purchase 25,000 shares of common stock with an exercise price of $98.10 per share. The vesting provisions of the warrant are based upon the Company's stock price, except 5,000 of the shares purchasable under the warrant that were exercisable upon the start of the program. The Company recorded an expense of $222,000 based upon the fair market value of the warrant as of December 31, 1999.

In December 1999, the Company issued two warrants, which expire in December 2001, in connection with the signing of consulting agreements. The warrants are for a total of 12,000 shares of common stock with an exercise price of $72.50 per share and are immediately exercisable. The Company recorded an expense of $103,215 for the fair market value of these warrants as of December 31, 1999.

In January 2000, the Company issued a warrant exercisable for 5,882 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement. The warrant is exercisable for a period of five years at $59.50 per share, based upon the average closing price of our common stock on the Nasdaq for a period of five days prior to the execution of the Cheap Trick license agreement. The Company valued the warrant using the Black-Scholes option pricing model and recorded an intangible asset of $292,922 which was fully amortized at December 31, 2000. (See Note 4).

In February 2000, the Company issued 823 shares of its common stock valued at $50,000, estimating the fair value of the Company's common stock at $60.80 per share in exchange for a license agreement with Metal Blade Records. (See Note
4).

In February 2000, Musicmaker issued warrants exercisable for up to 15,000 shares of our common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining webcasting and other broadcast opportunities on behalf of the Company. The warrants are exercisable for a three-year period at $50.60 per share, based upon the average closing price of our common stock on Nasdaq for the five days prior to execution. Fifty percent of the shares purchasable under the warrants vest on the first anniversary of the grant, and the remaining shares vest on the second anniversary of the date of the grant.

On August 28, 2000, the Company's Board of Directors and a majority of the stockholders authorized a one for ten reverse stock split of the Company's $0.01 par value common stock, which was effective November 3, 2000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000, 1999, and 1998 have been restated to reflect the stock split. Additionally, all references in the accompanying financial statements to the number of shares of preferred stock and per-share amounts have been restated to reflect the split in accordance with the Company's Amended and Restated Certificate of Incorporation.

Convertible Preferred Stock and Warrants

On December 8, 1997, the Company sold 90,779 shares of Series A preferred stock at $16.50 per share. Additionally, 15,129 shares of Series A preferred stock were purchased by two existing stockholders at $16.50 per share. In connection with the issuance of the Series A preferred stock, the Company issued 201,731 warrants to purchase Series B preferred stock at a price of $19.80 per share, and 53,025 warrants to purchase Series C preferred stock at a price of $24.80 per share. The warrants to purchase Series B preferred stock were initially exercisable, in whole or in part, at any time commencing on the date of grant through the first anniversary thereof. The warrants to purchase Series C preferred stock were exercisable, in whole or in part, at any time commencing on the date of grant through the fourth anniversary thereof. Upon issuance of the warrants, the Company allocated $259,522 to stockholders' deficit based upon their relative fair values. In June 1998 the Company extended the term of the Series B preferred stock warrants from one year to five years. Upon this modification, the Company allocated the difference between the fair value of the modified warrants, $766,755, and the fair value of the original warrants, $181,818, to stockholders' deficit.

On March 16, 1998, an investor exercised 20,842 warrants to purchase Series B preferred stock at a price of $19.80 per share for $413,272. Two officers of the Company were required to exercise 3,602 warrants to purchase Series B preferred stock at the same price.

On June 30, 1998, two investors exercised 52,113 warrants to purchase Series B preferred stock at a price of $19.80 per share for $1,033,333. Two officers of the Company were required to exercise 8,405 warrants to purchase Series B preferred stock at the same price. The exercise of the 8,405 warrants was offset by a reduction to accrued liabilities for consulting services.

Immediately upon completion of the initial public offering, all outstanding shares of Series A, Series B, and Series C convertible preferred stock were converted into 190,872 shares of common stock. Upon conversion of the Series A preferred stock into common stock, the remaining discount on Series A preferred stock was recorded as accretion and the effect on net loss available to common stock holders was $723,318 in the year ended December 31, 1999. This accretion had no effect on the Company's cash flows. Also, the Series B and Series C preferred stock warrants were converted to warrants to purchase 169,793 shares of common stock upon completion of the initial public offering.

Stock Option Plan

The 1996 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the stockholders in 1996. The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to contribute to the growth and financial success of the Company. The aggregate number of shares of common stock for which options may be granted under the Plan shall not exceed 650,000 shares as voted on by a majority of the stockholders during the 2000 annual stockholder meeting. Additional information with respect to stock option activity is summarized as follows:

                                                                       Year ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                               2000                             1999                             1998
                                   ------------------------------- -------------------------------- -------------------------------
                                                      Weighted                         Weighted                         Weighted
                                                       Average                          Average                          Average
                                                      Exercise                         Exercise                         Exercise
                                      Shares           Price             Shares         Price           Shares           Price
                                   -------------- ---------------- --------------- ---------------- --------------- ---------------
Outstanding at beginning of year        234,445      $    40.20           123,978      $  19.30            50,163      $   15.20
Options granted                         214,289      $    42.73           110,667      $  63.70            90,760      $   21.10
Options exercised                       (13,869)     $    13.59                --      $     --                --      $      --
Options canceled or expired            (176,152)     $    46.62              (200)     $ 130.00           (16,945)     $   16.50
                                   -------------- ---------------- --------------- ---------------- --------------- ---------------
Outstanding at end of year              258,713      $    39.35           234,445      $  40.20           123,978      $   19.30
                                   ============== ================ =============== ================ =============== ===============
Exercisable at end of year              115,484      $    34.31            89,690      $  32.60            29,430      $   16.30
                                   ============== ================ =============== ================ =============== ===============

                     Options outstanding                                                       Options exercisable
- -----------------------------------------------------------------------------------------------------------------------------------
                                         Weighted-average
                           Number            remaining
  Range of exercise   outstanding as of   contractual life     Weighted-average    Number exercisable as of         Weighted-
        price             12/31/00          (in years)         exercise price             12/31/00           average exercise price
- -------------------- ------------------- ------------------ --------------------- -------------------------- ----------------------
    $1.65 to $19.99        80,190               5.1                $18.42                  38,828                    $17.53

   $20.00 to $23.00        45,383               4.1                $21.55                  32,272                    $21.90

   $23.01 to $35.00        36,090               3.4                $34.30                  12,030                    $34.30

   $35.01 to $60.00        78,450               4.0                $59.40                  26,150                    $59.40

   $60.01 to $99.00        18,600               3.8                $98.19                   6,200                    $98.13
- -------------------- ------------------- ------------------ --------------------- -------------------------- ----------------------

                          258,713               4.3                $39.34                  115,480                   $34.31
                     =================== ================== ===================== ========================== ======================

The Company applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in net losses of $138,936,383, $28,280,720, and $4,990,504 in 2000, 1999 and 1998, respectively, with a net loss per share of $41.96, $13.86, and $9.80, respectively. The weighted average fair value of the options granted during 2000, used as a basis for the above pro forma disclosures, was estimated as $33.90 as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 98%, risk-free interest rate of 6%, and expected lives of 5 years. The effect of applying SFAS 123 on 2000 pro forma net loss as stated above is not necessarily representative of the effects on reported net income for future years due to, and the vesting period of the stock options.

In December 1997, the Company issued various consultants 22,628 stock options with an exercise price of $16.50 and an exercise term of ten years. The options vest evenly over a three year period. The Company recorded an expense of approximately $56,000, $60,000 and $39,000 in 2000, 1999 and 1998, respectively.
The Company calculated the expense using the Black-Scholes option pricing model.

In 1999, the Company issued four consultants a total of 14,509 stock options with exercise prices ranging from $20.70 to $34.30 per share and exercise terms of one or five years. The options vest per the individual stock option agreements over periods ranging from immediately to three years. The Company revalued these options at each reporting period and recorded an expense of approximately ($141,000) and $514,000 in 2000 and 1999, respectively, related to these stock options. The Company calculated the expense using the Black-Scholes option pricing model.

Warrants

The following table summarizes all common and preferred stock warrant activity:

                                                                         Year ended December 31,
                                             --------------------------------------------------------------------------------
                                                      2000                        1999                         1998
                                             ------------------------    ------------------------     -----------------------
 Outstanding at beginning of year                         385,944                     304,157                      306,198
 Warrants issued                                           35,882                      83,239                       82,923
 Warrants exercised                                            --                      (1,452)                     (84,964)
 Warrants expired                                         (20,000)                         --                           --
                                             ------------------------    ------------------------     -----------------------
 Outstanding at end of year                               401,826                     385,944                      304,157
                                             ========================    ========================     =======================

The weighted average fair value of the warrants granted during 2000 was estimated as $49.80 for warrants granted with exercise prices below the fair market value of the stock on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 98%, risk-free interest rate of 6% and expected life of 5 years. The weighted average fair value of the warrants granted during 2000 was estimated as $0.50 for warrants granted with exercise prices above the fair market value of the stock on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 101%, risk-free interest rate of 6% and expected lives of 3 years.

7. Income Taxes

At December 31, 2000, the Company had net operating loss carryforwards of $87 million and capital loss carryforwards of $1.2 million. The timing and manner in which the operating loss carryforwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carryforwards will expire principally in the years 2018 through 2020. The capital loss carryforward will expire in 2005. As the Company has not generated earnings and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax assets has been recorded. The change in the valuation allowance was $51,689,511. There was no current or deferred provision for income taxes for the years ended December 31, 2000, 1999 or 1998.

Net deferred tax assets consist of:

                                                                                                December 31,
                                                                                  -----------------------------------------
                                                                                         2000                 1999
                                                                                  -------------------- --------------------
         Deferred tax assets:

            Intangibles                                                             $   28,935,545       $           --
            Start up expenses                                                              230,054              345,081
            Deferred compensation                                                          290,556              361,442
            Warrants                                                                       504,519              521,262
            Trademark expense                                                              114,000              114,000
            Reserves and other                                                             832,414               40,070
            Capital loss carryforward                                                      456,000                    -
            Net operating loss carryforward                                             33,077,540           11,369,262
                                                                                  -------------------- --------------------
            Deferred tax assets before valuation allowance                              64,440,628           12,751,117

         Less valuation allowance                                                      (64,440,628)         (12,751,117)
                                                                                  -------------------- --------------------
         Net deferred tax assets                                                    $           --       $           --
                                                                                  ==================== ====================

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

                                                                                    Year ended December 31,
                                                              ---------------------------------------------------------------------
                                                                       2000                    1999                  1998
                                                              ------------------------ --------------------- ----------------------
Expected tax benefit at federal statutory tax rate               $   (46,413,436)       $      (9,076,208)    $      (1,582,621)
Future state benefit, net of federal benefit                          (5,460,404)              (1,067,789)             (186,191)
Nondeductible expenses and other                                         184,329                   52,905                20,270
Increase in valuation allowance                                       51,689,511               10,091,092             1,748,542
                                                              ------------------------ --------------------- ----------------------
                                                                 $            --        $              --     $              --
                                                              ======================== ===================== ======================

8. Commitments and Contingencies

Royalty Agreements

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

In connection with the royalty agreement signed on October 11, 1999, the Company advanced $500,000 to an independent record label. There is a note receivable for this amount that was due on April 11, 2000 that earns interest at 7% per annum. In 2000, the Company established a reserve for the entire receivable and is currently pursuing legal action to collect the note. This receivable is included in prepaid expenses and other current assets in the accompanying financial statements.

Fixed commitments on contracts entered into as of December 31, 2000 are as follows:

         Year ended December 31,                              Royalty
         -------------------------                            -------
               2001                                      $        948,333
               2002                                               393,333
                                                       ----------------------
                                                         $      1,341,666
                                                       ======================

Operating Leases

The Company leases its office facilities, certain computer equipment and office furniture under operating lease agreements that were entered into during 2000, 1999, and 1998. Operating lease expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,540,000, $790,000, and $110,000, respectively. The Company currently subleases its former office facility and the lease payments presented below are shown net of subleasing income.

Future minimum lease payments as of December 31, 2000 are as follows:

           Year ended December 31,
           -----------------------
               2001                                   $       1,391,173
               2002                                           1,367,090
               2003                                           1,383,501
               2004                                           1,405,537
               2005                                           1,419,599
               Thereafter                                     5,880,649
                                                   -------------------------
                                                      $      12,847,549
                                                   =========================

Litigation

Musicmaker and certain of its officers and directors have been named as defendants in class action lawsuits filed in United States federal court for the Central District of the State of California. The complaint alleges violations of the federal securities laws. Legal fees and expenses, as well as any judgment or settlement entered into in connection with these suits, could be a significant drain on our financial resources. The resulting effect of this litigation and the corresponding effect on our resources could have a material adverse effect on our business, financial condition and results of operations. The Company expects to recover legal fees incurred related to this lawsuit under it's Directors and Officers insurance policy. At December 31, 2000, the Company recorded a receivable of $385,000 related to this lawsuit.

On August 22, 2000 TVT filed a lawsuit against the Company. In December 2000 the Company and TVT reached a settlement in which the license agreement between the Company and TVT was terminated, and the Company agreed to pay TVT $1,250,000 in full and final satisfaction of the action as well as payment of any past due mechanical royalties. The Company accrued the entire settlement expense and paid $400,000 in December 2000. The Company subsequently negotiated a $25,000 reduction in the settlement, and on January 3, 2001 paid the balance of $825,000.

9. Infrastructure Reorganization

On September 28, 2000, the Company announced an infrastructure reorganization that reduced full-time staff levels by 30% or 27 individuals. The $774,573 reorganization charge consisted of severance packages for the involuntarily terminated employees. Employee terminations occurred within the marketing, engineering, fulfillment, and administration departments. The Company did not dispose of any assets or discontinue any products as a result of the September 2000 reorganization.

10. Related Party Transactions

In December 1998, the Company advanced a stockholder and officer $81,519. The advance is payable on or before January 1, 2003 and bears interest at 8% per annum. Subsequent to year end the note was deducted from the officer's severance payment.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                                  Year ended December 31,
                                                               -----------------------------------------------------------------
                                                                       2000                  1999                 1998
                                                               -----------------------------------------------------------------
Numerator:
   Net loss                                                      $    (136,510,105)         $(26,694,729)    $      (4,654,767)
Less: Accretion of Series A preferred stock                                     --              (723,318)             (118,051)
                                                               -----------------------------------------------------------------
      Net loss available to common stockholders                  $    (136,510,105)         $(27,418,047)    $      (4,772,818)
                                                               =================================================================

Denominator:
   Denominator for basic net loss per share - weighted
      average shares                                                     3,311,719             2,038,989               509,451

   Effect of dilutive securities:
      Preferred stock                                                           --                    --                    --
      Stock options                                                             --                    --                    --
      Warrants                                                                  --                    --                    --
                                                               -----------------------------------------------------------------
   Dilutive potential common shares                                             --                    --                    --
   Denominator for diluted net loss per share - adjusted
      weighted average shares                                            3,311,719             2,038,989               509,451
                                                               =================================================================

Basic net loss per share                                         $         (41.22)     $         (13.45)     $          (9.37)
                                                               =================================================================

Diluted net loss per share                                       $         (41.22)     $         (13.45)     $          (9.37)
                                                               =================================================================

The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                                               Year ended December 31,
                                               ----------------------------------------------------------
                                                      2000                1999              1998
                                               ----------------------------------------------------------
Convertible notes payable:                                   --                  --              24,812
Preferred stock:
      Series A                                               --                  --             105,908
      Series B                                               --                  --              84,964
Preferred stock warrants:
      Series B                                               --                  --             116,767
      Series C                                               --                  --              53,025
Stock options                                           258,713             234,445             123,978
Warrants                                                401,826             385,944             134,365

12. 401(K) Plan

The Company provides a 401(K) plan (the "Plan") for all employees. Contributions are made through voluntary employee salary reductions and discretionary matching by the Company. The Company did not make matching contributions to the Plan on behalf of its employees during 2000.

On February 13, 2001, the Company's Board of Directors approved the termination of the Plan. The Plan termination becomes effective on April 2, 2001.

13. Subsequent Events

On January 3, 2001, the Company's Board of Directors as then constituted voted unanimously to cease operations. As a result, pending the present Board's ongoing review of alternatives for the Company going forward, the Company suspended its website, bought out several equipment leases and terminated 44 employees which represented 83% of the work force. Severance packages, totaling approximately $1,714,000, were granted to these employees based on length of service with the Company. Additionally, the Company accrued the severance costs of approximately $374,000 related to the remaining employees.

14. Unaudited Subsequent Events

On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of common stock as of March 1, 2001, the record date. The distribution totaled $9,941,988, and was paid on or about March 9, 2001.

                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS

                              MUSICMAKER.COM, INC.

B. FOR FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Description                           Balance at       Additions Charged    Deductions From     Balance at End of
                                   Beginning of Year       to Expense            Reserves               Year
                                   -----------------       ----------            --------               ----
2000
- ----
Deducted from accounts                     $75,000             $55,000              $90,000              $40,000
receivable:
  For doubtful accounts

1999
- ----
Deducted from accounts
receivable:                                $    --             $75,000              $    --              $75,000
  For doubtful accounts

1998
- ----
Deducted from accounts
receivable:                                $    --             $    --              $    --              $    --
  For doubtful accounts

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III.

The information, and accompanying exhibits called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Annual Report relates.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Index to Financial Statements

Please see the accompanying Index to Financial Statements which appears in Item 8 on page 19 of this report. The Report of Independent Auditors, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 20 of this report are included in Item 8.

(a)(2) Financial Statement Schedules

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

Please see subsection (c) below.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed through December 31, 2000.

(c)   Exhibits.

1.1         Form of Underwriting Agreement between the Company, Virgin
            Holdings, Inc. and Ferris, Baker Watts, Incorporated, Fahnestock & Co. Inc. and C. E. Unterberg, Towbin as Representatives.+
3.1         Form of Amended and Restated Certificate of Incorporation.+
3.2         Bylaws.+
3.3         Amendment to the Amended and Restated Certificate of Incorporation.*
4.1         Form of Common Stock Certificate.+
4.2         Form of Warrant Agreement.+
4.3         Stockholders' Rights Plan.%
5.1         Opinion of Venable, Baetjer and Howard, LLP regarding legality.+
10.1 Amended and Restated Employment Agreement between the Company and Robert P. Bernardi dated December 8, 1997, amended on February 12, 1999.+
10.2 Amended and Restated Employment Agreement between the Company and Devarajan S. Puthukarai dated December 8, 1997, amended on February 12, 1999 and on May 19, 1999.+
10.3 Consulting Agreement dated January 23, 1997, between the Company and Irwin H. Steinberg, amended on January 1, 1998, and amended by letters to the Company dated August 28, 1998 and August 31, 1998.+
10.4 Letter Agreement dated June 12, 1998, between the Company and The Columbia House Company.+

10.5        The Company's Amended Stock Option Plan.+
10.6        Marketing Agreement dated September 30, 1998, between Platinum
            Entertainment, Inc. and the Company.+
10.7        Memorandum of Understanding between the Company and Audio Book Club,
            Inc. dated January 18, 1999.+
10.8        Office/Warehouse/Showroom Lease dated January 15, 1998 between the
            Company and Century Properties Fund XX.+
10.9        Form of Lock-up Agreement.+
10.10.1     Loan and Security Agreement between the Company and Imperial Bank dated March 12, 1999.+
10.10.2     Standby Letter of Credit and Security Agreement dated March 9, 1999, and Addendum thereto dated March 5, 1999.+
10.11       Master Equipment Lease dated January 8, 1999 between the Company and
            Boston Financial & Equity Corporation.+
10.12       Agreement of Lease between 570 Lexington Company, L.P. and the
            Company dated February 26, 1999.+
10.13       License Agreement between the Company and Virgin Holdings, Inc.
            dated June 8, 1999.+
10.14       Agreement between the Company and Virgin Holdings, Inc. dated June
            8, 1999.+
10.15       Stockholders' Agreement between the Company, Virgin Holdings, Inc.
            and the other Stockholders listed on Schedule I dated June 8, 1999.+
10.16       Registration Rights Agreement between the Company, Virgin Holdings,
            Inc., Rho Management Trust I, The Columbia House Company and the
            other Stockholders listed on Schedules I and II dated June 8, 1999.+
10.17       Co-Branding and Media Purchase Agreement between the Company and
            Spinner Networks, Inc. dated March 26, 1999.+
10.18       Note Purchase Agreement between Rho Management Trust I and the
            Company dated as of June 23, 1999.+
10.19       Demand Promissory Note in the aggregate principal amount of
            $1,000,000 issued by the Company to Rho Management Trust I dated as of June 23, 1999.+
10.20       Office Lease (1740 Broadway, 23rd Floor, New York, NY 10019)
            commencing January 15, 2000#
10.21       Office Lease (10780 Parkridge Blvd., Suite 50, Reston, VA 20191)
            commencing January 15, 2000#
10.22       Loan agreement between the Company and Devarajan Puthukarai# 10.23
10.23       Interactive marketing agreement between the Company and American
            Online, Inc., dated September 15, 1999#
10.24       Form of Stockholders Agreement dated January 12, 2001, among the
            Company, Inc. and BCG Strategis Investors, LLC, Barington Capital
            Group, Barington Companies Equity Partners, L.P. and Dot Com
            Investment  Corporation.$
23.1        Consent of Ernst & Young LLP, Independent Auditors.$
24          Power of Attorney (Contained on the signature page).#
+ Previously filed as an exhibit to Musicmaker.com, Inc.'s registration statement on Form S-1, as amended and incorporated herein by reference.
# Previously filed as an exhibit to Musicmaker.com, Inc.'s Form 10-K annual report for the year ended December 31, 1999 and incorporated herein by reference.
* Previously filed as an exhibit to Musicmaker.com, Inc.'s information statement on Form DEF 14C on September 27, 2000 and incorporated herein by reference.
% Previously filed as an exhibit to Musicmaker.com, Inc.'s Form 8-A12G filed on December 29, 2000 and incorporated herein by reference.
$     Filed herewith.

Item 1. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Musicmaker.com, Inc.

                                        /s/ James Mitarotonda
                                        -----------------------
                                        James Mitarotonda
                                        Chief Executive Offiver


                                        /s/ Mark A. Fowler
                                        -----------------------
                                        Mark A. Fowler
                                        Chief Financial Officer

Pursuant to the requirments of the Securities and Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registration and in the capacities and on the dates indictated.

/s/ James Mitarotonda             Chief Executive Officer,       April 2, 2001
- ---------------------------       President
James Mitarotonda

/s/ Mark A. Fowler                Chief Financial Officer        April 2, 2001
- ---------------------------
Mark A. Fowler

/s/ Seymour Holtzman              Chairman                       April 2, 2001
- ---------------------------
Seymour Holtzman

/s/ Irwin H. Steinberg            Director                       April 2, 2001
- ---------------------------
Irwin H. Steinberg

/s/Joseph Wright, Jr.             Director                       April 2, 2001
- ---------------------------
Joseph Wright, Jr.

/s/ Devarajan S. Puthukarai       Director                       April 2, 2001
- ---------------------------
Devarajan S. Puthukarai

/s/ William Scranton              Director                       April 2, 2001
- ---------------------------
William Scranton

/s/ John A. Skolas                Director                       April 2, 2001
- ---------------------------
John A. Skolas