Form 10-K/A
period 2000-12-31
MUSICMAKER COM INC
filed 2001-04-30
CIK 1079786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
                                   (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to _______________

                        COMMISSION FILE NUMBER: 000-26585

                              MUSICMAKER.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               54-1811721
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation

                           10780 PARKRIDGE BOULEVARD,
                                    SUITE 50,
                                   RESTON, VA
                                      20191

                     (Address of Principal Executive Office)
                                   (Zip Code)
Registrant's telephone number, including area code: (703) 860-2289 Securities registered pursuant to Section 12(b) of the Securities Act: NONE Securities registered pursuant to Section 12(g) of the Securities Act:
  COMMON STOCK, PAR VALUE $.01 PER SHARE

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,003,356 as of April 26, 2001, based upon the closing price of such equity as of such date.

As of April 26, 2001, 3,313,996 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

This Amendment No. 1 on Form 10-K/A to the annual report of Musicmaker.com, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2000 is being filed to add the information required to be set forth by Part III.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the Company's directors and executive officers.


            NAME               AGE                     POSITION
            ----               ---                     --------
James Mitarotonda               46      President and Chief Executive Officer and Director
Seymour Holtzman                65      Chairman of the Board of Directors
Mark A. Fowler                  40      Chief Financial Officer, Senior Vice
                                        President of Finance and
                                        Administration, Secretary
Devarajan S. Puthukarai         57      Director
William W. Scranton, III        53      Director
John A. Skolas                  49      Director
Irwin H. Steinberg              79      Director
Joseph Wright, Jr.              62      Director


      JAMES MITAROTONDA. Mr. Mitarotonda has served as a director of the Company and as its Chief Executive Officer since January 2001. Since 1992, Mr. Mitarotonda has been Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. From December 1984 to May 1988, Mr. Mitarotonda was employed by D.H. Blair & Co., an investment banking firm which focused on emerging growth companies, as Senior Vice President/Investments. From July 1981 to November 1984, Mr. Mitarotonda was employed by Citibank, N.A. in an executive capacity having management responsibility for two of Citibank's business banking branches and became Regional Director of Citibank's Home Equity Financing and Credit Services in September 1984. Mr. Mitarotonda received a B.A. in Economics from Queens College in 1977 and an M.B.A. from New York University Graduate School of Business Administration in 1979.

      SEYMOUR HOLTZMAN. Mr. Holtzman has served as Chairman of the Company's Board of Directors since January 2001. Mr. Holtzman is the President and sole director of dot com Investment Corporation and the founder and Chief Executive Officer of Jewelcor Management & Consulting, Inc. Since at least 1990, Mr. Holtzman has served as Chairman and Chief Executive Officer of each of Jewelcor Management & Consulting, Inc., located in Wilkes-Barre, Pennsylvania; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; Central European Capital Investors, Inc., an investment company operating in Eastern Europe; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is a member of the board of directors of Ambanc Holding Co., the Chairman of the Board for Designs Inc. and Chairman of Little Switzerland, Inc.

      MARK A. FOWLER. Mr. Fowler has served as the Company's Secretary, Chief Financial Officer and Senior Vice President of Finance and Administration since January 1999 and was the Company's Director of Finance and Administration from April 1998 to January 1999. From 1995 to 1998, Mr. Fowler was the Controller at BioReliance Corporation, a publicly held international contract research organization. From 1994 to 1995, Mr. Fowler was the Controller at Fusion Lighting, Inc., an international research and development company. From 1991 to 1994, Mr. Fowler was the Controller at Excalibur Technologies Corporation, a publicly held software development firm. Prior to 1991, Mr. Fowler held several positions, including a consultant position with Booz, Allen and Hamilton, Inc. Mr. Fowler is a certified public accountant in the Commonwealth of Virginia. He earned a Bachelor of Science degree in Finance from Radford University and is currently enrolled at Johns Hopkins University pursuing a Masters Degree in Business Administration.

      DEVARAJAN S. PUTHUKARAI Mr. Puthukarai served as the Company's President, Chief Executive Officer, and Chief Operating Officer from December 1999 to January 2001, served as Co-Chief Executive Officer from April 1997 to December 1999 and served as Chairman of the Board from September 2000 to January 2001. Mr. Puthukarai has served as a director since April 1997. From 1991 to April 1997, Mr. Puthukarai was President of Warner Music Media, a division of Warner Music Enterprises, a Time Warner Inc. company engaged in the business of promoting new and upcoming artists. From 1984 to 1990, Mr. Puthukarai was President of RCA Direct Marketing Inc./BMG Direct Marketing Inc., launching one of the country's first CD music clubs and building the world's largest classical music club. Mr. Puthukarai earned his Bachelor of Science and Bachelor of Law degrees from Madras University in India. Mr. Puthukarai earned a Master of Business Administration degree from the Indian Institute of Management, a Harvard/Ford Foundation school in Ahemadabad, India.

      WILLIAM W. SCRANTON, III. Mr. Scranton has served as a Company director since May 2000. Since 1994 Mr. Scranton has headed the Scranton Family Office, a family office managing investments and civic initiatives. From 1987 to 1994 he served in various senior executive officer positions at two direct marketing companies and one mail order company. Mr. Scranton served as Lieutenant Governor of Pennsylvania from 1979 to 1987. Mr. Scranton received a Bachelor of Arts degree in American Studies from Yale University.

      JOHN A. SKOLAS. Mr. Skolas has served as a Company director since June 1999. Mr. Skolas also serves as Chief Financial Officer of Coelacanth Corporation, where he is responsible for oversight of its financial and administrative matters. From February 1998 until June 1999, Mr. Skolas served as Chief Financial Officer and General Counsel of PhytoWorks, Inc., responsible for writing significant portions of the company's business plan, negotiating transactions, structuring intellectual property licenses and handling a wide range of financial and administrative matters. From February 1992 until March 1997, Mr. Skolas served as President/Corporate Officer of the Americas of EMI Group Inc., the finance, treasury, tax and administrative subsidiary of EMI Group plc serving its U.S. subsidiaries. From February 1992 until January 1999, Mr. Skolas also served as President and General Counsel of EMI Group North America Inc., responsible for overseeing licensing of semiconductor patents held by EMI Group. Mr. Skolas holds a Masters Degree in Business Administration from Harvard Business School, a Juris Doctor from the University of Wisconsin Law School and a Bachelor of Arts degree from Luther College. He holds a certified public accountant certificate from the Iowa Board of Accountancy and is admitted to practice law in Minnesota and Wisconsin.

      IRWIN H. STEINBERG. Mr. Steinberg has served as a Company director since January 1997. Until January 2001 Mr. Steinberg served as a consultant to the Company. Since 1982, Mr. Steinberg has been President of IHS Corporation, a consulting firm specializing in the music industry. From 1975 to 1982, Mr. Steinberg was Chairman and Chief Executive Officer of PolyGram Records, Inc. Mr. Steinberg was co-founder of Mercury Records Corporation. From 1946 to 1975, Mr. Steinberg was Vice

President to President, the later of which he held from 1968 to 1975. Mr. Steinberg currently serves as an adjunct Professor at Columbia College of the Arts in Chicago, where he teaches graduate courses in music business. Mr. Steinberg holds a Bachelors degree from the University of Chicago Business School and a Masters degree from the California State University at Domingo Hills.

      JOSEPH WRIGHT, JR. Mr. Wright has served as a director of the Company since January 2001. Since May 2000, Mr. Wright has been Vice Chairman and Director of Terremark Worldwide, Inc., a public company providing infrastructure and value-added telecommunications services. From 1995 to May 2000, Mr. Wright was Chairman, CEO and Director of AmTec, Inc., a public company providing telecommunications and Internet services to and from the U.S. and the Far East, which merged with Terremark Holdings, Inc. From 1996 to May 2000, Mr. Wright was Chairman and Director of GRC International, Inc., a public information technology company. AT&T acquired GRC in March 2000 and Mr. Wright joined the AT&T Government Markets Advisory Board. He is also Vice Chairman and Director of Jefferson Consulting Group, and Co-Chairman and Director of Baker & Taylor Holdings, Inc. From 1989 to 1994, Mr. Wright was Vice Chairman, EVP and Director of W.R. Grace & Company, Chairman and Director of Grace Energy Company, and President of Grace Environmental Company. Prior to his tenure at Grace, he was Deputy Director and then Director of the Federal Office of Management and Budget (OMB) under President Reagan, serving in the Cabinet and the Executive Office of the President from 1982 to 1989. He was Deputy Secretary of the Department of Commerce, with oversight of the International Trade Administration, from 1981 to 1982 and later was on the President's Export Council as Chairman of the Export Control Subcommittee. Prior to the 1980s, Mr. Wright was President of Citicorp Retail Services and Retail Consumer Services, credit card subsidiaries of Citibank, N.A., following positions in the Departments of Commerce and Agriculture in various management and economic roles, including acting Assistant Secretary for Economic Affairs. He began his career at Booz, Allen and Hamilton, Inc. Mr. Wright currently serves on the board of directors of PanAmSat, Inc., Titan Corporation, Fusion Telecommunications International, Inc., RealMed, Inc. and Verso Technologies, Inc. He is a member of the Council on Foreign Relations, Chief Executives Organization, and the New York Economic Club.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has designated an Audit Committee of the Board of Directors, which consists of Mr. Scranton, Mr. Steinberg and Mr. Wright. The Audit Committee is responsible for reviewing, along with our independent public accountants, the scope of our accounting audits, as well as our corporate accounting practices and policies. The Audit Committee reviews our accounting and financial controls, and makes themselves available to our independent public accountants for any necessary consultation.

On January 23, 2001 the Board of Directors approved the dissolution of the Compensation Committee and has assumed the roles generally carried out by the Compensation Committee. Since such time, the Board of Directors has undertaken to review the performance of our management and recommend and approve the compensation of and the issuance of stock options, if any, to executive officers and employees under our stock option plan.

During the Company's fiscal year ended December 31, 2000, the Company's directors, other than Mr. Steinberg, as described below, did not receive fees for their service on the Board of Directors or any committee of the Board. Since December 31, 2001 Directors are entitled to receive stock options for all Board meetings or committee meetings that they attend. Directors attending a Board meeting will be granted the equivalent of $3,000 of stock options (based on the closing stock price on the day of the meeting), the equivalent of $500 of stock options for participating in telephonic meetings and the equivalent of $1,500 of stock options for attending committee meetings. Options issued to members of the Board of Directors for their participation in Board meetings will be vested and immediately exercisable on the date of grant.

All options will be issued with an exercise price equal to the fair market value of the common stock on the date of grant. Directors will receive reimbursement to cover their reasonable expenses incurred in attending Board meetings.

Under the terms of a consulting agreement between the Company, Mr. Steinberg and IHS Corporation, described more fully under the caption "Employment and Consulting Agreements" below, during the Company's fiscal year ended December 31, 2000, Mr. Steinberg received compensation of $1,200 for each meeting of the Board of Directors and certain Audit Committee meetings attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

None.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities by the Company's former chief executive officer and other current and former executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal years ended December 31, 2000, 1999, and 1998.


                                                                         LONG TERM
                                                                       COMPENSATION
                                                                          AWARDS
                                                                     NUMBER OF SHARES
 NAME AND PRINCIPAL POSITION            SALARY       BONUS          UNDERLYING OPTIONS
----------------------------------------------------------------------------------------
Devarajan S. Puthukarai         2000   $250,000    $100,000     (1)       33,500
 Former President, Chief
 Executive, and Chief           1999   $250,000    $100,000                 ---
 Operating Officer
                                1998   $250,000    $100,000               30,259
----------------------------------------------------------------------------------------
Mark A. Fowler                  2000   $135,060     $85,000               13,500
  Secretary, Chief Financial
  Officer, Senior Vice          1999   $125,000     $50,000     (2)        3,025
  President of Finance and
  Administration
----------------------------------------------------------------------------------------
William Crowley  (3)            2000   $202,926     $80,000               10,000
  Former Senior Vice
  President,                    1999   $144,230     $50,000
  U.S. Marketing
----------------------------------------------------------------------------------------
Robert P. Bernardi              2000   $145,834        0        (5)       33,500
  Former Chairman of
  the Board of Directors and    1999   $175,000        0                     0
  Co-Chief Executive Officer
  (4)
----------------------------------------------------------------------------------------

(1)   Does not include $51,667 paid to Mr. Puthukarai for a bonus earned in 1998
(2)   Net of $20,000 used for payment of taxes.
(3) Mr. Crowley resigned as Senior Vice President of Marketing, U.S., effective January 5, 2001.

----------

(4) Mr. Bernardi resigned as Co-Chief Executive Officer in December 1999 and as Chairman of the Board effective September 1, 2000.
(5) Does not include $382,522 paid by the Company to Mr. Bernardi in accordance with a severance agreement between Mr. Bernardi and the Company, as described more fully under the caption "Employment Agreements and Consulting Agreements" below.

The following table sets forth information regarding the grant of options to purchase the Company's Common Stock to each of the Named Executive Officers during the fiscal year ended December 31, 2000.

                                      OPTION GRANTS IN 2000


                                             Percentage
                                             of Total                             Potential
                                             Options                              Realizable Value at
                           Number of         Granted to                           Assumed Annual
                           Securities        Employees    Exercise                Rates of
                           Underlying        in Fiscal    Price Per   Expiration  Appreciation for
                           Options Granted   2000         Share       Date        Option Term (1)
Name                                                                               5%       10%
                           --------------------------------------------------------------------------

Mark A. Fowler..............  3,000             3.0%         $20.65      2004       $17,116     $38,960
                              5,000                          $59.40      2005       $82,050    $181,300
                              8,500                          $19.38      2005       $45,475    $100,555

William Crowley.............  5,000             2.2%         $59.40      2005       $82,050    $181,300
                              5,000                          $19.38      2005       $26,750     $59,150

Devarajan S. Puthukarai.....  33,500            7.5%         $59.40      2005      $549,735  $1,214,710


Robert P. Bernardi..........  33,500            7.5%         $59.40      2005      $549,735  $1,214,710

      (1) Potential Realizable Value assumes that the Common Stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the requirements promulgated by the Securities and Exchange Commission. Potential Realizable Value does not represent the Company's estimate of future stock price growth.

      The following table sets forth information regarding the number and value of securities underlying options held by each of the Named Executive Officers at the end of the fiscal year ended December 31, 2000. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2000.


                             YEAR END OPTION VALUES

                          Number of
                          Securities Underlying      Value of Unexercised
                          Unexercised Options        "In-the-Money" Options
                          at December 31, 2000       at December 31, 2000 (1)

Name                      Exercisable  Unexercisable  Exercisable   Unexercisable
---------------------------------------------------------------------------------
Devarajan S. Puthukarai.... 52,593       11,166        $0            $0
Mark A. Fowler............. 11,209        8,342        $0            $0
William Crowley............ 17,411        1,666        $0            $0
Robert P. Bernardi......... 52,593       11,166        $0            $0

      (1) Value for "in-the-money" options represents the positive spread, if any, between the exercise price of outstanding options and the fair market value of $3.125 per share on December 31, 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who are the beneficial owners of more than 10% of the Common Stock to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission (the "Commission"). Officers, directors and beneficial owners of more than 10% of the Common Stock are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Except as set forth below, based solely on its review of the copies of such forms furnished to the Company and certain written representations that no other reports were required, the Company believes that, during the period from January 1, 2000 to December 31, 2000, all officers, directors and beneficial owners of more than 10% of the Company's Common Stock complied with all Section 16(a) requirements.

Mr. William Scranton inadvertently failed to file a Form 3 reporting his election as a director in May 2000.

KEY MAN INSURANCE

The Company has key man insurance covering Mr. Puthukarai, set to expire in July of 2001, in the amount of $1 million. The Company is named beneficiary for the policy.

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

Prior to his resignation on January 18, 2001, the Company was party to an employment agreement with Mr. Puthukarai with an initial term through December 7, 2002. Under the agreement Mr. Puthuakarai was to receive a base salary of $250,000 per annum and was eligible for payment of bonuses and stock options as determined by the Compensation Committee of the Board of Directors, with a guaranteed minimum annual bonus of $100,000. Upon termination by the Company without cause, or termination by Mr. Puthukarai upon non-compliance by the Company with a material provision of the employment agreement, the agreement provided for payment of all accrued salary, benefits and bonuses plus a sum equal to the salary, benefits and bonuses that Mr. Puthukarai would have been received if the initial or any renewal term had been completed, discounted by three percent. The agreement was automatically renewable on a year-to-year basis following the expiration of the initial term and any renewal term unless written notice of non-renewal was given by either party 90 days before expiration of the term. The agreement also provided that if the Company decided not to renew the agreement, Mr. Puthukarai was entitled to a severance payment equal to one year's salary and benefits. The agreement also restricted the ability of Mr. Puthukarai to solicit customers or call upon employees of the Company for one year after the expiration of the term of each of their agreements. The agreement further restricted Mr. Puthukarai's ownership in excess of 5% of the common stock of any U.S. publicly traded company that is engaged in the Company's business.

In January 2001, the Company entered into a severance agreement with Mr. Puthukarai, in which Mr. Puthukarai and the Company agreed to terminate his employment agreement with the Company effective January 18, 2001. The Company agreed to pay Mr. Puthkarai, in a lump sum form: (i) all of his accrued salary, bonuses and accrued benefits; (ii) a sum equal to the aggregate of the full amount, discounted by three percent (3%), of the salary which Mr. Puthukarai would have received through December 7, 2002, at the rate of $250,000 per annum; (iii) the annual bonuses which Mr. Puthukarai would have received during the remainder of his employment agreement, at the rate of the minimum guaranteed bonus of $100,000; and (iv) the equivalent of two years of life insurance premiums ("grossed-up" to account for federal and state income taxes) or $72,250. The Company also agreed to provide medical and health insurance for Mr. Puthukarai through December 7, 2002, on a basis consistent with past practices. The Company deducted from the payment the amount due to the Company, plus accrued interest, by Mr. Puthukarai pursuant to the advance of $81,519 by the Company to Mr. Puthukarai in December 1998.

Mr. Fowler entered into an employment agreement on January 5, 2001 that terminated on the shorter of (i) one year, (ii) the final distribution under the Company's plan of liquidation, as proposed by the Board of Directors as then constituted, or (iii) the retention of a third party to coordinate a liquidation of the Company. This agreement required that Mr. Fowler commit substantially all of his time and effort to winding down the affairs of the Company in exchange for a salary of $165,000 per annum. Upon termination by the Company without cause or for death or incapacity, or termination by Mr. Fowler for good reason, the employment agreement provided for payment of all accrued salary, benefits and bonuses plus a sum equal to $160,050.

On January 11, 2001, the Company released Mr. Fowler from his employment contract and in accordance with his employment contract issued a payment of $160,050, plus accrued benefits. Mr. Fowler remains an employee at will by the Company.

Under a non-exclusive consulting agreement between the Company and IHS Corporation, Mr. Steinberg was required to provide consulting services to the Company for not less than fifteen days in any given month. Under the agreement Mr. Steinberg was obligated to seek to obtain, on the Company's behalf, additional license agreements and content relationships with record labels in an effort to expand the Company's music library. For his services, Mr. Steinberg was paid a minimum monthly payment of $9,000.

In January 2001, the Company entered into an agreement with IHS Corporation to terminate the consulting agreement. The termination agreement provided for a lump sum payment paid to IHS Corporation in the amount of $108,000.

The Company entered into a severance agreement with Robert P. Bernardi, the Company's Former Co-Chief Executive Officer and Chairman of the Board, pursuant to which Mr. Bernardi and the Company agreed to terminate his employment agreement with the Company effective September 1, 2000. The agreement provided for, among other things, the lump sum payment to Mr. Bernardi of (i) all of his accrued salary through September 1, 2000; and (ii) a sum equal to the full amount, discounted by 3%, of the salary Mr. Bernardi would have received through December 7, 2002, at the rate of $175,000 per annum. In addition, the terms of the severance agreement continue in force the indemnification protections afforded by the Company's Charter and Bylaws as they pertain to Mr. Bernardi for his actions on behalf of the Company in his capacity as an officer and/or director or otherwise related to his duties for the Company. Mr. Bernardi also agreed to cooperate with the Company in connection with any claims or suits that have been or may be filed against any officers and/or directors of the Company related to their performance or conduct on behalf of the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's Charter and Bylaws provide that it shall indemnify all of its directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Under these provisions, any director or officer who, in his or her capacity as such, is made or threatened to be made a party to any suit or proceeding, may be indemnified if the Board determines the director or officer acted in good faith and in a manner the director reasonably believed to be in, or not opposed to, the best interests of the Company. The Charter, Bylaws and Delaware law further provide that indemnification is not exclusive of any other rights to which directors and officers may be entitled to under the Company's Charter, Bylaws, any agreement, any vote of stockholders or disinterested directors, or otherwise.

The Company's Charter grants it the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, against any expense, liability, or loss incurred by that person in the capacity he served for the Company or arising out of his status as such, whether or not the Company would have the power to indemnify that person against similar liability under Delaware law. The Company has purchased such insurance pursuant to which its directors and officers are insured against liability of up to $10,000,000 in the aggregate each policy year.

REPORT ON COMPENSATION

Since the dissolution of the Company's Compensation Committee on January 23, 2001 the Board of Directors has undertaken to review the performance of the Company's management and recommend and approve the compensation of and the issuance of stock options to executive officers and employees under the Company's stock option plan. In addition, the Board reviews compensation levels of other employees and reviews other compensation-related issues.

GENERAL COMPENSATION POLICY. The fundamental policy of the Board is to provide the Company's executive officers with competitive compensation opportunities based upon their contribution to the Company's development and financial success and their personal performance. The compensation package for each executive officer is comprised of three elements: (i) base salary, (ii) bonus and (iii) equity incentive awards.

BASE SALARY. The Board strives to offer salaries to its executive officers, which are competitive with salaries offered by companies of similar size and capitalization in the Company's industry. Base salaries are reviewed on an annual basis and are subject to adjustment based upon the individual's contribution to the Company and changes in salary levels offered by comparable companies. Executive officers' salaries are determined by the Chief Executive Officer, based on information from various sources, and approved by the Board of Directors.

BONUSES. The amount of awards granted to the executive officers are contingent upon the Company achieving certain performance goals established by the Board of Directors. For executive officers, awards are also contingent on the achievement of individual performance objectives. Target and minimum amounts of bonuses for each executive officer are set annually by the Board of Directors and are specifically weighted for identified financial, management, strategic and operational goals.

EQUITY INCENTIVES. The Board of Directors believes that employee equity ownership is highly motivating, provides a major incentive to employees to build stockholder value and serves to align the interests of employees with the interests of the Company's stockholders. In determining the amount of equity compensation to be awarded to executive officers in any fiscal year, the Board considers the position of the officer, the current stock ownership of the officer, the number of shares which continue to be subject to vesting under outstanding options and the expected future contribution of the officer to the Company's performance, giving primary weight to the officer's position and his expected future contributions. In addition, the Board of Directors compares the stock ownership and options held by each officer with the other officer's equity positions and each officer's experience and value to the Company.

CEO COMPENSATION. In accordance with his employment agreement, the Company's former Chief Executive Officer, Mr. Puthukarai, received a base salary of $250,000 for the fiscal year ending December 31, 2000 and a bonus of $100,000. The Compensation Committee determined that Mr. Puthukarai's salary and bonus were competitive with that paid by other companies in the same or similar industries as the Company.

James Mitarotonda
Seymour Holtzman
Devarajan S. Puthukarai
William W. Scranton, III
John A. Skolas
Irwin H. Steinberg
Joseph Wright, Jr.


This Report on Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this amendment into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this report by reference, and shall not otherwise be deemed filed under such Acts.

COMPANY STOCK PERFORMANCE

The graph below compares the cumulative total stockholder return on the Company's Common Stock, the Russell 2000 Index and the S&P Retail (Specialty) Index. Cumulative total stockholder return represents share value appreciation through December 31, 2000, assuming the investment of $100 in the common stock of the Company at the initial public offering on July 7, 1999 and in each of the other indexes on the same date, and reinvestment to all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

[Graph appears here]

The above graph was plotted using the following data:

                                          Cummulative Total Return
                                       7/7/99      12/99        12/00
Musicmaker.com, Inc.                   100.00      41.96        12.23
Russell 2000                           100.00     114.32       107.60
S&P Retail (Specialty)                 100.00      54.80        56.46

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding shares of our Common Stock beneficially owned as of April 26, 2001. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares of Common Stock subject to options and warrants that are currently exercisable or are exercisable within 60 days of April 26, 2001 are deemed outstanding with respect to the person holding those options but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors not included in the table below do not hold Company securities.


---------------------------------------------------------------------------------
                                                      SHARES BENEFICIALLY
                                                          OWNED AS OF
                                                         APRIL 26, 2001
---------------------------------------------------------------------------------
NAME AND ADDRESS                                   NUMBER            PERCENT
---------------------------------------------------------------------------------
BCG Strategic Investors LLC                     1,271,466     (1)   38.3%
c/o Barington Capital Group, LP
888 Seventh Avenue, 17th Floor
New York, NY  10019
---------------------------------------------------------------------------------
Rho Management Trust I                          281,432       (2)    8.5%
152 West 57th Street
Floor 23
New York, NY  10019-3310
----------------------------------------------------------------------------
Robert P. Bernardi                              199,282       (3)    6.0%
---------------------------------------------------------------------------------
Devarajan S. Puthukarai                         141,998       (4)    4.2%
---------------------------------------------------------------------------------
Irwin H. Steinberg                              35,099        (5)    1.1%
---------------------------------------------------------------------------------
Mark A. Fowler                                  12,216        (6)     *
---------------------------------------------------------------------------------
William W. Scranton, III                        5,000         (7)     *
---------------------------------------------------------------------------------
All  executive  officers and  directors as a    194,313       (8)    5.9%
group (4 persons)
---------------------------------------------------------------------------------

* Less than 1%
(1) Includes 18,500 shares acquired by Barington Capital Group L.P., a member of BCG Strategic Investors LLC, a member of Barington Capital Group, whose general partner is LNA Capital Corp., and of which the Chairman, President and CEO is James Mitarotonda; 26,200 shares acquired by dot com Investment Corporation, a member of BCG Strategic Investors, LLC, and of which the President and sole director is Seymour Holtzman; and 16,900 shares acquired by Barington Companies Equity Partners, L.P., whose general partner is Barington Companies Investors, LLC, of which the managing member is James Mitarotonda.
(2) Includes 78,790 shares of Common Stock issuable upon exercise of Series B warrants and 43,828 shares of Common Stock issuable upon exercise of Series C warrants. Rho Management Partners L.P., a Delaware limited partnership may be deemed the beneficial owner of shares registered in the name of Rho Management Trust I, under an investment advisory relationship by which Rho Management Partners L.P. exercises sole voting and investment control over Rho Management Trust I's shares and warrants.

(3)   Includes 27,282 Series B and 6,060 outstanding Common Stock warrants.

(4) Includes 22,997 shares of Common Stock issuable upon the exercise of warrants with exercise prices ranging from $16.50 to $19.80 per share.
(5) Consists of 12,216 shares of Common Stock issuable upon the exercise of vested options with exercise prices ranging from $19.828 to $59.40 per share.
(6) Consists of 5,000 shares of Common Stock issuable upon the exercise of vested options with an exercise price of $19.80 per share.

(7) Includes 6,820 shares of Common Stock issuable upon the exercise of Series B warrants, 1,515 shares of Common Stock issuable upon the exercise of Series C warrants, 68,386 shares of Common Stock issuable upon the exercise of outstanding common stock warrants and 69,809 shares of Common Stock issuable upon the exercise of vested options.

(8) Includes 6,820 shares of Common Stock issuable upon the exercise of Series B warrants, 1,515 shares of Common Stock issuable upon the exercise of Series C warrants, 68,386 shares of Common Stock issuable upon the exercise of outstanding common stock warrants and 69,809 shares of Common Stock issuable upon the exercise of vested options. Does not reflect as beneficially owned by the Company's President and Chief Executive Officer, James Mitarotonda, shares held by BCG Strategic Investors LLC, Barington Capital Group L.P., or Barington Equity Partners, L.P.; Mr. Mitarotonda, is a managing member of BCG Strategic Investors LLC, the Chairman, President and CEO of LNA Capital Corp., the general partner of Barington Capital Group L.P., and the managing member of Barington Company Investors, LLC, the general partner of Barington Companies Equity Partners, L.P. Also does not reflect as beneficially owned by the Chairman of the Company's Board of Directors, Seymour Holtzman, shares held by BCG Strategic Investors LLC or dot com Investment Corp.; Mr. Holtzman, along with Mr. Mitarotonda, is a managing member of BCG Strategic Investors LLC and the President and sole director of dot com Investment Corp. See also Note 1 to this table, above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 8, 1999, the Company executed a license agreement with Virgin Holdings, Inc. an affiliate of EMI Recorded Music ("EMI"). The agreement provides for royalty payments in connection with sales of custom CDs including any music content provided under license by EMI. In exchange for our rights under the license agreement, the Company issued 1,517,086 shares of our Common Stock to Virgin Holdings. Virgin Holdings received approximately $40,000,000 from the sale of 307,219 shares of its stock by participating as a selling shareholder in our initial public offering.

On December 6, 2000 EMI sold its holdings in the Company, which consisted of 1,209,866 share, or 36.5% of outstanding common stock, to Barington Capital Group. In connection with EMI's sale of common stock, two members of the Board of Directors, Mr. Jay A. Samit and Mr. Jonathan A.B. Smith, both of whom were employees with EMI, resigned from their positions as directors of the Company's Board.

The Company entered into a severance agreement with Robert P. Bernardi, the former Co-Chief Executive Officer and Chairman of the Board of the Company, in which Mr. Bernardi and the Company agreed to terminate his employment agreement with the Company effective September 1, 2000. The agreement provided for, among other things, the lump sum payment to Mr. Bernardi of (i) all of his accrued salary through September 1, 2000; and (ii) a sum equal to the full amount, discounted by 3% of the salary Mr. Bernardi would have received through December 7, 2002, at the rate of $175,000 per annum. In addition, the terms of the severance agreement continue in force the indemnification protections afforded by the Company's charter and bylaws as they pertain to Mr. Bernardi for his actions on behalf of the Company in his capacity as an officer and/or director or otherwise related to his duties for the Company. Mr. Bernardi also agreed to cooperate with the Company in connection with any claims or suits that have been or may be filed against any officers and/or directors of the Company related to their performance or conduct on behalf of the Company.

On January 5, 2001, the Company entered into a severance agreement with William Crowley pursuant to which Mr. Crowley received a severance payment of $165,000.

On January 5, 2001, Mr. Fowler entered into an employment agreement that provided for termination on the shorter of (i) one year, (ii) the final distribution under the Company's plan of liquidation, as proposed to be submitted to the Company's stockholders by the Board of Directors as then constituted, or (iii) the retention of a third party to coordinate a liquidation of the Company. This agreement required that Mr. Fowler commit substantially all of his time and effort to winding down the affairs of the Company in exchange for a salary of $165,000 per annum. Upon termination by the Company without cause or for death or incapacity, or termination by Mr. Fowler for good reason, the employment agreement provided for payment of all accrued salary, benefits and bonuses plus a sum equal to $160,050.

On January 11, 2001, the Company released Mr. Fowler from his contract and in accordance with his employment contract issued a payment of $160,050, plus accrued benefits. Mr. Fowler remains an employee at will by the Company.

In January 2001, the Company entered into a severance agreement with Mr. Puthukarai, in which Mr. Puthukarai and the Company agreed to terminate his employment agreement with the Company effective January 18, 2001. The Company agreed to pay Mr. Puthkarai, in a lump sum form,: (i) all of his accrued salary, bonuses and accrued benefits; (ii) a sum equal to the aggregate of the full amount, discounted by three percent (3%), of the salary which Mr. Puthukarai would have received through December 7, 2002, at the rate of $250,000 per annum;
(iii) the annual bonuses which Mr. Puthukarai would have received during the remainder of his employment agreement, at the rate of the minimum guaranteed bonus of $100,000; and (iv) the equivalent of two years of life insurance premiums ("grossed-up" to account for federal and state income taxes) or $72,250. The Company also agreed to provide medical and health insurance for Mr. Puthukarai through December 7, 2002, on a basis consistent with past practices. The Company deducted from the payment the amount due to the Company, plus accrued interest, by Mr. Puthukarai pursuant to the advance of $81,519 by the Company to Mr. Puthukarai in December 1998.

Under a non-exclusive consulting agreement between the Company and IHS Corporation, Mr. Steinberg was required to provide consulting services to the Company for not less than fifteen days in any given month. Under the agreement Mr. Steinberg was obligated to seek to obtain, on the Company's behalf, additional license agreements and content relationships with record labels in an effort to expand the Company's music library. For his services, Mr. Steinberg was paid a minimum monthly payment of $9,000.

In January 2001, the Company entered into an agreement with IHS Corporation to terminate the existing consulting agreement. The termination agreement provided for a lump sum payment paid to IHS Corporation in the amount of $108,000.

SUBSEQUENT EVENTS

On January 16, 2001, the Board of Directors appointed three individuals, Seymour Holtzman, James Mitarotonda and Joseph Wright, Jr., to fill existing vacancies, bringing the total number of directors to seven. Such persons, along with certain other persons, had been nominated as directors by BCG Strategic Investors, LLC ("BCG") pursuant to a consent solicitation initiated in January 2001, which had sought, among other things, stockholder approval to elect a majority of the Company's Board of Directors. On January 12, 2001, BCG and its affiliates entered into an agreement with the Company to withdraw such consent solicitation. (As part of this agreement, BCG also agreed not to purchase any additional shares of the Company's stock or take any other action to change the composition of the Company's Board of Directors for a period of ninety days (such 90 days, the "Standstill Period")). Following the January 18, 2001 resignation of the Company's then Chairman, CEO, and President, Devarajan Puthukarai, Mr. Holtzman was named Chairman of the Company's Board of Directors, and Mr. Mitarotonda was named

President and Chief Executive Officer. During the Standstill Period, in accordance with the terms of the agreement, Mr. Mitarotonda and Mr. Holtman were entitled to an aggregate of $10,000 per month as compensation for services rendered during the Standstill Period.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.


                              Musicmaker.com, Inc.


                              By: /s/ James Mitarotonda
                                 ---------------------------------
                              James Mitarotonda
                              President and Chief Executive Officer
                              Director

DATED:  April  30 , 2001