Form 10-Q
period 2001-03-31
MUSICMAKER COM INC
filed 2001-05-15
CIK 1079786

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to _______________.

                        COMMISSION FILE NUMBER: 000-26585


                              MUSICMAKER.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                  54-1811721
(State or Other Jurisdiction of Incorporation)            (I.R.S. Employer
                                                         Identification No.)

  10780 PARKRIDGE BLVD., SUITE 50, RESTON, VA                   20191
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

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements                                                PAGE
                                                                            ----

            Balance Sheets
            March 31, 2001 (unaudited) and December 31, 2000................   2

            Statements of Operations (unaudited)
            Three month periods ended March 31, 2001 and 2000...............   3

            Statements of Cash Flows (unaudited)
            Three month periods ended March 31, 2001 and 2000...............   4

            Notes to the financial statements...............................   5

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................   8

Item 3  Quantitative and Qualitative Disclosures
        About Market Risk...................................................  12

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings...................................................  13

Item 2  Changes in Securities and Use Of Proceeds...........................  14

Item 3  Defaults Upon Senior Securities.....................................  15

Item 4  Submission of Matters to a Vote of Securities Holders...............  15

Item 5  Other Information...................................................  15

Item 6  Exhibits and Reports On Form 8-K....................................  15

        Signatures..........................................................  16

                               MUSICMAKER.COM, INC.

                                 BALANCE SHEETS

                                                             March 31,       December 31,
                                                               2001             2000
                                                           -------------    -------------
                              ASSETS                        (unaudited)

Current assets:
     Cash and cash equivalents .........................   $  10,529,614    $  26,451,805
     Accounts receivable ...............................         463,915          533,112
     Prepaid expenses and other current assets .........         324,132        2,117,923
                                                           -------------    -------------
         Total current assets ..........................      11,317,661       29,102,840

Property and equipment, net ............................       2,941,687        3,349,266
Related party accounts receivable ......................            --             88,041
Other assets ...........................................       1,000,902        1,000,902
                                                           -------------    -------------
         Total assets ..................................   $  15,260,250    $  33,541,049
                                                           =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................   $   2,020,599    $   1,093,840
     Accrued expenses ..................................       1,512,094        3,979,998
     Deferred revenues .................................            --          3,100,779
     Current portion of long-term obligations ..........          42,857           42,857
     Other Current Liabilities .........................          75,587           94,971
                                                           -------------    -------------
         Total current liabilities .....................       3,651,137        8,312,445

Long-term obligations ..................................         128,572          128,572
Deferred rent ..........................................         171,780          140,424
Stockholders' equity:
      Common stock, $0.01 par value, 10,000,000
         shares authorized; 3,313,996 and 3,313,996
          shares issued and outstanding ................          33,140           33,140
      Additional paid-in capital .......................     184,530,248      194,467,664
      Warrants .........................................         779,059          779,059
      Accumulated deficit ..............................    (174,033,686)    (170,320,255)
                                                           -------------    -------------
         Total stockholders' equity ....................      11,308,761       24,959,608
                                                           -------------    -------------
         Total liabilities and stockholders' equity ....   $  15,260,250    $  33,541,049
                                                           =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MUSICMAKER.COM, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended March 31,
                                                            2001            2000
                                                        ------------    ------------
Net sales ...........................................   $  3,176,449    $  3,086,082
Cost of sales
   Product ..........................................      1,911,205       1,282,678
   Content ..........................................         (1,352)        977,199
                                                        ------------    ------------
Gross profit ........................................      1,266,596         826,205
                                                        ------------    ------------
Operating expenses:
   Sales and marketing ..............................        378,103       3,561,378
   Operating and development ........................         85,444         741,223
   General and administrative .......................      2,319,783       2,625,751
   Depreciation and amortization ....................        379,969       5,691,526
   Restructuring costs ..............................      2,087,745            --
                                                        ------------    ------------
                                                           5,251,044      12,619,878
                                                        ------------    ------------
Loss from operations ................................     (3,984,448)    (11,793,673)
Other income (expense):
   Interest income ..................................        271,017         722,401
   Interest expense .................................                           (182)
                                                        ------------    ------------
                                                             271,017         722,219
                                                        ------------    ------------
Net loss ............................................     (3,713,431)    (11,071,454)

Net loss available to common stockholders ...........   $ (3,713,431)   $(11,071,454)
                                                        ============    ============

Basic and diluted net loss per common share (Note 4)    $      (1.12)   $      (3.35)
                                                        ============    ============

Weighted average shares outstanding .................      3,313,996       3,304,698
                                                        ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MUSICMAKER.COM,INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three months ended
                                                                         March 31,
                                                                    2001            2000
                                                                ------------    ------------
Operating activities
   Net loss .................................................   $ (3,713,431)   $(11,071,454)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation ..........................................        379,969         169,751
      Amortization ..........................................           --         5,521,775
      Services received in exchange for stock and warrants ..          4,573          58,589
      Changes in operating assets and liabilities:
         Accounts receivable ................................         69,197      (1,954,022)
         Prepaid expenses and other current assets ..........      1,793,792        (810,731)
         Related Party Accounts Receivable ..................         88,041
         Other assets .......................................           --        (3,288,667)
         Accounts payable ...................................        926,759         345,432
         Accrued expenses ...................................     (2,467,904)       (875,424)
         Deferred revenues ..................................     (3,100,779)      1,811,875
         Other liabilities ..................................         11,972            --
                                                                ------------    ------------
             Net cash used in operating activities ..........     (6,007,811)    (10,092,876)
                                                                ------------    ------------
Investing activities
   Sale and retirement of property and equipment ............         63,005
   Purchases of property and equipment ......................        (35,397)     (1,593,417)
                                                                ------------    ------------
             Net cash (used)/provided by investing activities         27,608      (1,593,417)
                                                                ------------    ------------
Financing activities
   Payment of cash distribution to stockholders .............     (9,941,988)           --
   Issuance of common stock .................................           --           188,113
                                                                ------------    ------------
             Net cash (used)/provided by financing activities     (9,941,988)        188,113
                                                                ------------    ------------
   Net (decrease) increase in cash and cash equivalents .....    (15,922,191)    (11,498,180)
   Cash and cash equivalents at beginning of period .........     26,451,805      58,290,808
                                                                ------------    ------------
   Cash and cash equivalents at end of period ...............   $ 10,529,614    $ 46,792,628
                                                                ============    ============
Non-cash activities
   Common stock issued for licensing agreements .............   $       --      $     50,000
                                                                ============    ============
   Issuance of warrants .....................................   $       --      $    292,944
                                                                ============    ============
   Payment on account receivable with common stock ..........   $       --      $    450,000
                                                                ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              Musicmaker.com, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

On January 3, 2001, the Board of Directors of Musicmaker.com, Inc. (the "Company" or "Musicmaker") as then constituted voted unanimously to cease operations. The then-Board concluded that at that time the Company's internet-based custom CD-marketing business no longer represented a viable alternative to provide maximum value to its stockholders. The viability of this business plan was premised on an ability to obtain license rights to desirable content from the major record companies. However, to date, the Company has been unsuccessful in obtaining such license rights to the extent necessary to support the success of this business model. The Board's decision was also influenced by substantial increases in costs and the proliferation of unlicensed copying of copyrighted content through digital downloading on the internet, and through such services as Napster and Gnutella.

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

Until the events described above, Musicmaker.com, Inc., a Delaware corporation, was a provider of customized music CD compilations and music digital downloads. The Company sold its products primarily over the Internet, as well as providing custom CDs through marketing partners, strategic alliances and direct mail-order promotions. Customers could also download songs from the Company's online library directly to their personal computers. The Company has a facility located in Reston, Virginia, which has been used for production and fulfillment of its music products, and an office located in New York.

BASIS OF PRESENTATION

The financial statements as of March 31, 2001 and 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

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

At December 31, 2000, the Company had $3,100,339 of deferred revenue associated with corporate sales promotions agreements entered into with the Pepsi-Cola Company which were to be realized, under the guidance of SAB 101, upon completion of the terms of the respective contracts. In February 2001, the Company fulfilled its obligation to the Pepsi-Cola Company under such contracts. As a result, in the quarter ended March 31, 2001, the Company recognized the remaining $3,100,339 of contracted revenue provided under such contract.

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

The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. During the three months ended March 31, 2001 the Company did not make royalty advances to independent music labels, as compared to approximately $454,000 paid during the three months ended March 31, 2000. The Company is required to make additional advances upon the anniversaries of the signing of certain initial contracts.

NOTE 2. - RESTRUCTURING COSTS

As a result of the operating decision by the Board as then constituted, and pending the present Board's ongoing review of alternatives for the Company going forward, on January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. Severance packages, totaling approximately $1,714,000, were granted to terminated employees based on length of service with the Company. Additionally, the Company accrued the severance costs of approximately $374,000 related to the employees that were released subsequently to January 3, 2001. As of May 15, 2001 the Company has three active employees.

NOTE 3. - CASH DISTRIBUTION

On February 15, 2001, the Company announced that its Board of Directors had approved a cash distribution to its common stockholders in the amount of $3.00 per share, paid to stockholders of record as of March 1, 2001. The distribution totaled $9,941,988, and was paid on or about March 9, 2001.

NOTE 4. - NET LOSS PER SHARE

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Numerator:

   Net loss ...........................................   $ (3,713,431)   $(11,071,454)
                                                          ------------    ------------

   Net loss available to common shareholders ..........   $ (3,713,431)   $(11,071,454)
                                                          ============    ============

Denominator:
   Weighted-average shares outstanding ................      3,313,996       3,304,698
                                                          ============    ============

Basic and diluted net loss per common share ...........   $      (1.12)   $      (3.35)
                                                          ============    ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. These statements speak only as of the date hereof. We are under no duty to update, and do not undertake to update, any of the forward-looking statements contained in this quarterly report to conform them to actual results or to changes in our expectations.

         The following discussion should be read in conjunction with the financial statements contained in Item 1 of Part I of this Form 10-Q.

OVERVIEW

Musicmaker was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 1997, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the internet, building an operating infrastructure and establishing relationships with record labels and vendors. The Company launched its website in October 1997 and shipped its first custom CD in November 1997. In 1998, the Company established several strategic alliances with leading online and offline music marketers including Columbia House. In June 1999, the Company entered into a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music, Inc. ("EMI"). The Company was granted a five-year exclusive worldwide license to include the music content that EMI made available for use in our online sales of custom CDs. The relationship with EMI provided the Company the potential for access to tracks from EMI artists and the extensive music catalog of a major record company.

The Company's net sales were primarily derived from the sale of custom CDs offered over the Internet, through advertising direct mail campaigns, the fulfillment of mass corporate promotions, and the sale of individual songs downloaded directly from the Company's website. Net sales represented are net of sales discounts and include shipping and handling charges. Customer accounts were settled by directly charging a customer's credit card or by offering credit to customers, and subsequently receiving cash and money orders in connection therewith. Accordingly, the Company was required to manage the associated risk of accounts receivable and collection thereof. Net sales were recognized upon shipment of the CD from the Company's production site in Reston, Virginia. For digitally downloaded songs, net sales were recognized upon execution of the order.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain data derived from our unaudited statements of operations. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.


                                                       Three months ended
                                                             March 31,
                                                -------------------------------
                                                    2001               2000
                                                -------------------------------
Net sales ................................      $  3,176,449       $  3,086,082
Cost of sales - product ..................         1,911,205          1,282,678
Cost of sales - content ..................            (1,352)           977,199
                                                -------------------------------
Gross profit .............................         1,266,596            826,205
                                                -------------------------------
Operating expenses:
    Sales and marketing ..................           378,103          3,561,378
    Operating and development ............            85,444            741,223
    General and administrative ...........         2,319,783          2,265,751
    Depreciation and amortization ........           379,969          5,691,526
    Restructuring Costs ..................         2,087,745               --
                                                -------------------------------
                                                   5,251,044         12,619,878
                                                -------------------------------
Loss from operations .....................        (3,984,448)       (11,793,673)
Other income (expense):
    Interest income ......................           271,017            722,401
    Interest expense .....................              --                 (182)
                                                -------------------------------
                                                     271,017            722,219
                                                -------------------------------
Net loss .................................        (3,713,431)       (11,071,454)

Net loss available to common
stockholders .............................      $ (3,713,431)      $(11,071,454)
                                                ===============================

         NET SALES. Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales increased to $3,176,449 for the three months ended March 31, 2001 compared to $3,086,082 for the three months ended March 31, 2000. In February 2001, the Company fulfilled its obligation to the Pepsi-Cola Company under a sales promotion agreement executed during fiscal year 2000. As a result, for the three months ended March 31, 2001, the Company recognized contract revenue of $3,100,339, or 98% of total revenue for the quarter. For the three months ended March 31, 2000, the Company recorded revenue associated with the fulfillment of another sales promotion agreement of approximately $2,000,000 or 65% of total revenue.

COST OF SALES. Cost of sales principally consists of content acquisition costs, product and shipping costs, and credit card receipt processing costs. Product costs include CDs, jewel cases, CD trays and CD inserts. Cost of sales for Product increased 49% to $1,911,205 for the three months ended March 31, 2001 compared to $1,282,678 for the three months ended March 31, 2000. For the three months ending March 31, 2001, Cost of Sales Product were primarily costs incurred for the fulfillment of the Pepsi-Cola Company sales promotion. Cost of Sales Content largely consisted of royalty advances that were paid upon the signing of royalty agreements with independent music labels and amounted to $977,199 for the three months ended March 31, 2000. During the three months ended March 31, 2001, as a result of the Company's contraction of operations commencing January 3, 2001, the Company did not enter into any royalty agreements with any music labels and did not record any Cost of Sales Content.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expensed all advertising costs as incurred. Sales and marketing expenses decreased 89% to $378,103 for the three months ended March 31, 2001, compared to $3,561,378 for the three months ended March 31, 2000. The decrease is attributable to the Company's contraction of operations commencing January 3, 2001. As a result the Company eliminated its marketing staff, halted all advertising and negotiated the terms of any remaining consulting agreements.

As of the date of this filing and pending the Board's ongoing review of alternatives for the Company, the Company does not expect to be engaging in contracts for advertising and promotion of the Company's website and products.

OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses consisted largely of payroll costs and maintenance costs. Operating and development expenses decreased 88% to $85,444 for the three months ended March 31, 2001, compared to $741,223 for the three months ended March 31, 2000. The decrease is attributable to the Company's contraction of operations commencing January 3, 2001. As a result the Company terminated its operating and development personnel, suspended operations of the Company website and halted fulfillment of customer orders.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other general corporate expenses. General and administrative expenses decreased 11% to $2,319,783 for the three months ended March 31, 2001, compared to $2,625,751 for the three months ended March 31, 2000. The decrease is attributable to the Company's contraction of operations commencing January 3, 2001. As a result, the Company reduced it General and Administrative staff, suspended use of consultants and purchased equipment that was previously under operating leases.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization was $379,969 for the three month period ended March 31, 2001, as compared to $5,691,526 for the three month period ended March 31, 2000. Depreciation expense increased 123% to $379,969 for the three month period ended March 31, 2001, as compared to $169,751 for the three month period ended March 31, 2000. Depreciation increased as a result of the leasehold improvements for the Virginia office and production facility and the acquisition of new equipment to increase production capacity, both of which were added throughout fiscal year 2000. At fiscal year end 2000, the Company wrote off to amortization expense the carrying value, $78,444,650, of intangibles, including, but not limited to, the agreements with EMI, Zomba, and Platinum, based on the accounting criteria for reflecting the impairment of assets established in Statement of Financial Accounting Standards No. 121. As a result of the write down, the Company did not record any amortization expense during the three month period ended March 31, 2001, as compared to $5,521,775 of amortization expense for the three months ended March 31, 2000.

RESTRUCTURING COSTS. On January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. Severance packages, totaling approximately $1,714,000, were granted to terminated employees based on length of service with the Company. Additionally, the Company accrued the severance costs of approximately $373,745 related to the employees that were or will be released subsequently to January 3, 2001.

INTEREST EXPENSE/INCOME. Interest income decreased to $271,014 for the three months ended March 31, 2001 compared to $722,401 for the three months ended March 31, 2000. The decrease in interest income is due to a lower level of invested funds. The Company did not record interest expense for the three months ended March 31, 2001, compared to $182 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6,007,811 for the three months ended March 31, 2001 compared to $10,092,876 for the three months ended March 31, 2000. The net loss of $3,713,431 for the three months ending March 31, 2001 was reduced by a non-cash charge of $379,969 for depreciation. The combined decreases to prepaid expenses and other current assets of $1,793,792 are primarily due to the reduction of inventory as a result of the fulfillment of the Pepsi sales promotion agreement. Net decreases to accounts receivable and related party accounts receivable provided $157,238, while a reduction in deferred revenues used $3,100,779. A decrease to accrued expenses used $2,467,904 and was partially offset by a net increase in accounts payable, other current liabilities and long term liabilities of $938,731.

Cash provided for in investing activities was $27,608 for the three months ended March 31, 2001 as compared to cash used of $1,593,417 for the three months ended March 31, 2000. During the three months ended March 31, 2001, cash provided from investing activities was from the sale and retirement of miscellaneous equipment offset by the purchase of miscellaneous equipment previously accounted for under operating leases. Cash used in the three months ended March 31, 2000 was primarily related to the expansion of the Company's operating facility.

Net cash used by financing activities was $9,941,988 for the three months ended March 31, 2001, as compared to cash provided by financing activities of $188,113 for the three months ended March 31, 2000. The payment of a $3.00 per share cash distribution to shareholders of record on March 1, 2001 accounted for all of the cash used by financing activities for the three months ended March 31, 2001. Net cash provided by financing activities for the three months ended March 31, 2000 was through the issuance of common stock upon the exercising of stock options.

At March 31, 2001, the Company had $10,529,614 in cash and cash equivalents compared to $46,792,628 for March 31, 2000. Substantially all of the Company's cash has been provided by our financing activities, including certain debt and equity financings completed in prior fiscal years. The Company expects to experience negative cash flows for the foreseeable future as we make additional expenditures in connection with the orderly contraction of operations. As of the date of this quarterly report, based on existing circumstances, we believe that we have sufficient cash and cash equivalents to satisfy our remaining obligations, although we can give no assurances in that regard.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Currently the majority of the Company's transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 2001, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.

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

On or about August 22, 2000, TeeVee Toons, Inc. ("TVT"), TVT Music, Inc., TVT Catalog Enterprises, LLC and Wax Trax Records, Inc. (collectively "Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of New York. On August 23, 2000, Plaintiffs filed an order to show cause for expedited discovery and for a preliminary injunction. The complaint (the "TVT Complaint") alleges, inter alia, that Musicmaker committed copyright infringement by copying Plaintiffs' sound recordings and musical compositions and offering them for download on the Internet in a substandard, low quality, non-secure format without

TVT's approval. Plaintiffs also allege that Musicmaker committed copyright infringement by copying the musical compositions owned by TVT Music, Inc. without obtaining a mechanical license to do so. Musicmaker filed an answer, denying all allegations in the TVT Complaint and additionally asserting certain affirmative defenses. Musicmaker also filed a counterclaim for declaratory judgement seeking a determination that TVT and its affiliated companies had a contractual obligation to deliver the appropriate mechanical licenses pursuant to the contract between the parties dated August 23, 1999.

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

         The net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $70,889,272. An estimate of how these proceeds have been applied by the Company during the period July 7, 1999 through March 31, 2001 is as follows:

Purchase and installation of machinery and equipment             $    6,417,187
Repayment of indebtedness                                             1,592,505
Online and traditional advertising                                   10,789,845
Return of Capital                                                     9,941,988
Strategic alliances                                                   5,542,331

The remainder of the offering proceeds have been either allocated for working capital purposes or have or have been invested in money market accounts.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits required by Item 601 of Regulation S-B:

         None.

B.       Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MUSICMAKER.COM, INC.


                           By: /s/ James A. Mitarotonda
                               -----------------------------------------
                               James A. Mitarotonda
                               Chief Executive Officer, President

                               /s/ Mark A. Fowler
                               -----------------------------------------
                               Mark A. Fowler, CPA
                               Chief Financial Officer


Date: May 15, 2001