Form 10-Q
period 2001-06-30
MUSICMAKER COM INC
filed 2001-08-14
CIK 1079786

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001, or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to _______________.

                        COMMISSION FILE NUMBER: 000-26585

                              MUSICMAKER.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                               54-1811721
(State or Other Jurisdiction                                  (I.R.S. Employer
     of Incorporation)                                       Identification No.)


888 SEVENTH AVENUE, 17TH FLOOR, NEW YORK, NY                        10019
  (Address of Principal Executive Office)                        (Zip Code)

        Registrant's telephone number, including area code (212) 974-5708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

As of August 10, 2001, 3,313,996 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements                                            PAGE
                                                                            ----

              Balance Sheets
              June 30, 2001 (unaudited) and December 31, 2000..............   2

              Statements of Operations (unaudited)
              Three and six month periods ended June 30, 2001
              and June 30, 2000............................................   3

              Statements of Cash Flows (unaudited)
              Six month periods ended June 30, 2001 and June 30, 2000......   4

              Notes to Financial Statements................................   5

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................   8

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk..............................................  12

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings..............................................  13

Item 2      Changes in Securities and Use Of Proceeds......................  14

Item 3      Defaults Upon Senior Securities................................  14

Item 4      Submission of Matters to a Vote of Securities Holders..........  14

Item 5      Other Information..............................................  14

Item 6      Exhibits and Reports On Form 8-K...............................  14

            Signatures.....................................................  16

                              MUSICMAKER.COM, INC.

                                 BALANCE SHEETS

                                                       June 30,        December 31,
$ Actual                                                 2001             2000
                      ASSETS                          (unaudited)
                                                     -------------    -------------
Current assets:
   Cash and cash equivalents                            $9,838,575      $26,451,805
   Accounts receivable                                          --          533,112
   Prepaid expenses and other current assets                30,853        2,117,923
                                                     -------------    -------------
        Total current assets                             9,869,428       29,102,840

Property and equipment, net                                     --        3,349,266
Related party accounts receivable                               --           88,041
Deposits                                                 1,000,902        1,000,902
                                                     -------------    -------------
        Total assets                                   $10,870,330      $33,541,049
                                                     =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $212,209       $1,093,840
   Accrued expenses                                        963,130        3,979,998
   Deferred revenues                                            --        3,100,779
   Current portion of long-term obligations                     --           42,857
   Other current liabilities                                75,442           94,971
                                                     -------------    -------------
        Total current liabilities                        1,250,781        8,312,445
Long-term obligations                                           --          128,572
Deferred rent                                              203,134          140,424
Stockholders' equity:
     Common stock, $0.01 par value, 10,000,000
        shares authorized; 3,313,996
        shares issued and outstanding                       33,140           33,140
     Additional paid-in capital                        185,391,807      195,246,723
     Accumulated deficit                             (176,008,532)    (170,320,255)
                                                     -------------    -------------
        Total stockholders' equity                       9,416,415       24,959,608
                                                     -------------    -------------
        Total liabilities and stockholders' equity     $10,870,330      $33,541,049
                                                     =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MUSICMAKER.COM, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

$ Actual                        Three months ended June 30,     Six months ended June 30,
                                   2001            2000            2001           2000
                               ------------   -------------   ------------   -------------
Net sales                      $         --   $   1,219,209   $  3,176,444   $   4,305,289
Cost of sales:
  Product                               486         446,164      1,911,686       1,728,842
  Content                            15,000       1,127,467         13,648       2,104,666
                               ------------   -------------   ------------   -------------
Gross profit                        (15,486)       (354,422)     1,251,110         471,781
                               ------------   -------------   ------------   -------------

Operating expenses:
  Sales and marketing            (1,106,223)       5,293,544      (728,120)      8,854,923
  Operating and development              --         563,930         85,444       1,305,153
  General and administrative        757,683       2,031,927      3,077,466       4,657,678
  Depreciation and amortization   2,596,661       5,836,645      2,976,630      11,528,171
  Loss on Investment                     --       1,200,000             --       1,200,000
  Restructuring costs                    --              --      2,087,745              --
                               ------------   -------------   ------------   -------------
Total operating expenses          2,248,121      14,926,046      7,499,165      27,545,925
                               ------------   -------------   ------------   -------------

Loss from operations            (2,263,607)    (15,280,468)    (6,248,055)    (27,074,144)

Other income:
  Interest income                   109,434         631,577        380,451       1,353,794
  Other income                       27,898              --         27,898              --
                               ------------   -------------   ------------   -------------
Total other income                  137,332         631,577        408,349       1,353,794
                               ------------   -------------   ------------   -------------

Net loss before extraordinary
item                             (2,126,275)    (14,648,891)    (5,839,706)    (25,720,350)

Gain on early extinquishment
of debt (Note 4)                    151,429              --        151,429              --
                               ------------   -------------   ------------   -------------

Net loss                        (1,974,846)    (14,648,891)    (5,688,277)    (25,720,350)
                               ------------   -------------   ------------   -------------
Net loss available to common
stockholders                   $(1,974,846)   $(14,648,891)   $(5,688,277)   $(25,720,350)
                               ============   =============   ============   =============

Basic and diluted net loss
before extraordinary item per
common share                   $     (0.64)   $      (4.42)   $     (1.76)   $      (7.77)
Basic and diluted net loss
per common share (Note 5)      $     (0.60)   $      (4.42)   $     (1.72)   $      (7.77)
                               ============   =============   ============   =============

Weighted average shares
outstanding                       3,313,996       3,314,042      3,313,996       3,309,370
                               ============   =============   ============   =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MUSICMAKER.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six months ended    Six months ended
                                                                      June 30,            June 30,
$Actual                                                                 2001                2000
                                                                     (unaudited)         (unaudited)
                                                                  ----------------    ----------------
OPERATING ACTIVITIES
   Net loss                                                        $(5,688,277)       $(25,720,350)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                   2,976,630          11,528,171
     Services received in exchange for stock and warrants                4,573            (244,349)
     Loss on investment                                                     --             750,000
     Gain on sale of fixed assets                                      (27,898)                 --
     Gain on early extinguishment of debt                             (151,429)                 --
     Changes in operating assets and liabilities:
         Accounts receivable                                           533,112          (1,024,227)
         Prepaid expenses and other assets                           2,087,071          (5,349,899)
         Related party accounts receivable                              88,041                  --
         Accounts payable                                             (881,631)           (865,750)
         Accrued expenses                                           (3,016,868)           (534,122)
         Deferred revenues                                          (3,100,779)          1,785,031
         Other current liabilities                                      43,183              65,727
         Long-term obligations                                              --             (42,857)
         Other long-term liabilities                                        --              64,812
                                                                  ------------        ------------
            Net cash provided by/(used in) operating activities     (7,134,272)        (19,587,813)

INVESTING ACTIVITIES
   Sale of property and equipment                                      435,927                  --
   Purchase of property and equipment                                  (35,397)         (3,196,909)
                                                                  ------------        ------------
            Net cash provided by investing activities                  400,530          (3,196,909)

FINANCING ACTIVITIES
   Issuance of common stock                                                 --             188,113
   Payment on long-term obligations                                    (20,000)                 --
   Payment of cash distribution to shareholders                     (9,941,988)                 --
   Refund on excess distribution                                        82,500                  --
                                                                  ------------        ------------
            Net cash (used in) provided by financing activities     (9,879,488)            188,113
                                                                  ------------        ------------

   Net decrease in cash and cash equivalents                       (16,613,230)        (22,596,609)
   Cash and cash equivalents at beginning of period                 26,451,805          58,290,808
                                                                  ------------        ------------
   Cash and cash equivalents at end of period                       $9,838,575         $35,694,199
                                                                  ============        ============

NON-CASH ACTIVITIES
   Common stock issued for licensing agreements                             --              50,000
   Issuance of warrants                                                     --             292,944
   Payment on account receivable with common stock                          --             450,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              Musicmaker.com, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

On January 3, 2001, the Board of Directors of Musicmaker.com, Inc. (the "Company" or "Musicmaker") as then constituted voted unanimously to cease operations. The then-Board concluded at that time that the Company's Internet-based custom CD-marketing business no longer represented a viable alternative to provide maximum value to its stockholders.

The present Board determined to review alternatives for the Company going forward, in addition to the plan of complete liquidation and dissolution previously proposed to be submitted to stockholders by the Board as constituted on January 3, 2001, which was not so submitted. Those alternatives included, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of Musicmaker as a public company which may pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which may require stockholder approval.

The Board has now determined to seek to pursue one or more potential acquisitions of other publicly traded or privately held companies or significant interests in such companies, with a view to refocusing the Company's business. Accordingly, the Company does not anticipate pursuing a plan of complete liquidation and dissolution. While the Company has actively examined certain potential acquisition transactions and believes that many other attractive opportunities exist, there can be no assurance whether, when or on what terms the Company will complete any such acquisition.

Until the events described above, Musicmaker.com, Inc., a Delaware corporation, was a provider of customized music CD compilations and music digital downloads. The Company sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail-order promotions. The Company has suspended its website and its Internet-based custom CD marketing and manufacturing business activities.

RECENT DEVELOPMENTS

On July 9, 2001, the Company received a letter from the Staff of The NASDAQ Stock Market, Inc. indicating the Staff's belief that the Company now lacks tangible business operations and informing the Company of its decision to de-list the Company's common stock from The NASDAQ Stock Market at the open of business on July 17, 2001 pursuant to NASD Marketplace Rules 4300, 4300(a)(3) and 4350(e). Any such potential delisting has been delayed pending the Company's oral hearing before a NASDAQ Listing Qualifications Panel, scheduled for Friday, August 24, 2001. On August 1, 2001, the Company again received a letter from the Staff indicating the Staff's belief that the Company does not comply with an Audit Committee certification requirement and that this additional issue will be considered by the Staff at the upcoming hearing. The Company intends to vigorously oppose the Staff's determination; however, there can be no assurance that the Panel will grant the Company's request for continued listing.

Pursuant to a settlement agreement and release dated May 4, 2001, the Company and Columbia House, in consideration of a cash payment by the Company of $494,086, agreed to release each other from any and all obligations and claims the respective parties may have had to or against each other in connection with the Letter Agreement between the parties of June 12, 1998.

BASIS OF PRESENTATION

The financial statements as of June 30, 2001 and June 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION

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

COST OF SALES

The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. During the six months ended June 30, 2001 the Company did not make royalty advances to independent music labels, as compared to approximately $4,000,000 paid during the six months ended June 30, 2000. The Company is required to make additional advances upon the anniversaries of the signing of certain initial contracts.

NOTE 2. - RESTRUCTURING COSTS

On January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. As of June 30, 2001 the Company had no full-time employees and the Chairman, President and Chief Executive Officer, and Chief Financial Officer and Secretary, provide such services as are necessary to meet the Company's current operational needs pending the pursuit of other acquisitions. For the six months ended June 30, 2001 the Company incurred total restructuring costs of $2,087,745, consisting of severance granted to terminated employees in varying amounts based on length of service with the Company.

NOTE 3. - CASH DISTRIBUTION

On February 15, 2001, the Company announced that its Board of Directors had approved a cash distribution to its common stockholders in the amount of $3.00 per share, paid to stockholders of record as of March 1, 2001. The distribution totaled $9,941,988, and was paid on or about March 9, 2001.

NOTE 4. - EARLY EXTINGUISHMENT OF DEBT

In May of 2001, the Company settled its obligation of $171,429 to Music Maker Relief Foundation (the "Foundation") for $20,000 and recorded an extraordinary gain on the early extinguishment of debt of $151,429. Pursuant to the terms of the settlement, the Company was released from all monetary claims that the Foundation may have had against the Company under a contract between the Company and the Foundation dated July 1, 1998.

NOTE 5. - NET LOSS PER SHARE

                                         Three months ended June 30,      Six months ended June 30,
                                             2001            2000            2001            2000
                                        -------------   -------------   -------------   -------------
Numerator:

   Net loss before extraordinary item     (2,126,275)    (14,648,891)     (5,839,706)    (25,720,350)
   Extraordinary item-early
     extinguishment of debt                  151,429              --         151,429              --
                                        -------------   -------------   -------------   -------------
   Net loss                               (1,974,846)    (14,648,891)     (5,688,277)    (25,720,350)
   Net loss available to common
   stockholders                         $ (1,974,846)   $(14,648,891)   $ (5,688,277)   $(25,720,350)
                                        =============   =============   =============   =============

Weighted-average shares outstanding         3,313,996       3,314,042       3,313,996       3,309,370
                                        =============   =============   =============   =============

Basic and diluted net loss before
extraordinary item per common share     $      (0.64)   $      (4.42)   $      (1.76)   $      (7.77)
Basic and diluted net loss per common
share                                   $      (0.60)   $      (4.42)   $      (1.72)   $      (7.77)

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

OVERVIEW

Musicmaker was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 2000, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure, establishing relationships with record labels and vendors, the launching of Company's website and customer order fulfillment system and the establishment of strategic alliances with leading online and offline music marketers for the provision of content.

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

Another source of revenue was derived from contracts for the integration of music content into customers' media properties. These development fees were recognized as revenue once the related activities had been performed and the music was available in the customer's media format.

To date, the Company has incurred substantial costs to create, introduce and enhance its services, to acquire content, to build brand awareness and to grow its business. As a result, the Company has incurred operating losses since Inception.

The Company suspended its Internet-based custom CD-marketing business activities in January 2001 and the Board is examining alternatives going forward.

Effective as of June 30, 2001, the Company closed its office and production facility in Reston, Virginia and relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, NY 10019. The Company has substantially vacated the office space on Parkridge Boulevard in Reston, Virginia, has suspended lease payments on this property and is actively pursuing a sub-lessee. The Company has entered into a sub-lease covering five of the remaining nine years of its lease for its former New York office and has sub-let the balance of its lease for its offices on Whiele Avenue in Reston, Virginia. The Company continues to be primarily responsible for payments on the Whiele Avenue lease, and will be required to make good on any non-payment by its sub-lessee. Pursuant to the terms of the New York sub-lease, the Company is secondarily responsible for any non-payments during the 5 year sub-let, and primarily responsible thereafter.

Effective as of the close of business on June 30, 2001, Mark A. Fowler resigned as the Company's Chief Financial Officer and Corporate Secretary. Effective as of July 1, 2001, Patrick Kedziora was appointed as the Company's new Chief Financial Officer and Corporate Secretary.

During the Company's last completed fiscal quarter, the Company accepted the resignation of John A. Skolas as a director of the Company and appointed Jesse Choper as his successor.

The Company is party to a Preferred Stock Rights Agreement dated as of December 7, 2000, between the Company and Computer Share Trust Company, Inc. (the Rights Agreement"). On May 3, 2001, in order to eliminate the possible limiting effect of the Rights Agreement on mergers or certain other extraordinary corporate transactions and increase the potential for shareholder value, the Company's Board of Directors resolved to terminate such Rights Agreement.

RESULTS OF OPERATIONS

Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales decreased to zero and $3,176,444 for the three and six months ended June 30, 2001, respectively, compared to $1,219,209 and $4,305,289 for the three and six months ended June 30, 2000, respectively. The decrease in sales is attributable to the Board's decision to suspend the Company's Internet-based custom CD manufacturing operations while the Board reviews Alternatives for the Company going forward.

COST OF SALES. Cost of sales principally consists of content acquisition costs, product and shipping costs, and credit card receipt processing costs. Product costs include CDs, jewel cases, CD trays and CD inserts. Cost of sales decreased $1,558,150 or 99% to $15,486 and decreased $1,908,174 or 50% to $1,925,334 for the three and six months ended June 30, 2001, respectively, compared to $1,573,631 and $3,833,508 for the three and six months ended June 30, 2000, respectively. Cost of Sales-Content largely consists of royalty advances that were paid upon the signing of royalty agreements with independent music labels and amounted to $13,648 for the six months ended June 30, 2001 versus $2,104,666 for the six months ending June 30, 2000. This decrease is attributable to the Company's orderly contraction of operations while the Board considers alternatives as the Company moves forward. The $15,000 of content costs shown in the three months ending June 30, 2001 are the result of the payment of residual royalty expenses paid to satisfy operating liabilities incurred prior to the Board's decision to contract operations. The decrease in Product Cost to $486 for the three months ending June 30, 2001 versus $1,911,686 for the six months ending June 30, 2001 is similarly attributable to the Company having commenced an orderly contraction of operations.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expensed all advertising costs as incurred. Sales and marketing expenses decreased 121% to ($1,106,223) and decreased 108% to ($728,120) for the three and six months ended June 30, 2001, respectively, compared to $5,293,544 and $8,854,923 for the three and six months ended June 30, 2000, respectively.

The decrease is attributable to the Company's contraction of operations commencing January 3, 2001. As a result the Company eliminated its marketing staff, halted all advertising and negotiated the terms of any remaining consulting agreements. The negative Sales and Marketing Expenses shown for the three and six months ending June 30, 2000 are due to the reversal of sales and marketing expenses which had been previously accrued as an expense by the Company.

As of the date of this filing and pending the Board's ongoing review of alternatives for the Company, the Company does not presently expect to be engaging in contracts for advertising and promotion of the Company's website and products. The Company has suspended its website.

OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses consisted largely of payroll costs and maintenance costs. Operating and development expenses decreased $563,930 or 100% to $0 and decreased $1,219,709 or 93% to $85,444, respectively, for the three and six months ended June 30, 2001 compared to $563,930 and $1,305,153, for the three and six months ended June 30, 2000. The decrease is a result of the Company's contraction of operations commencing January 3, 2001. As result of such contraction of operations, the Company terminated its operating and development personnel, suspended operations of the Company website and ceased fulfillment of customer orders.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other general corporate expenses. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. General and administrative expenses decreased $1,274,244 or 63% to $757,683 and decreased $1,580,212 or 34% to $3,077,466, respectively, for the three and six months ended June 30, 2001, compared to $2,031,927 and $4,657,678 for the three and six months ended June 30, 2000 respectively. The decrease is attributable to the Company's contraction of operations. As a result the Company reduced its operating and administrative staff, suspended use of consultants and purchased equipment that was previously utilized under operating leases.

LOSS ON INVESTMENT. In October 1999, the Company entered into a marketing agreement with Platinum Entertainment, Inc. ("Platinum") under which Platinum purchased prominent advertising and promotion positioning in the Company's Christmas and Holiday music promotions for the fourth quarter of 1999. The marketing services consisted principally of an interface and link between the Musicmaker website and the Platinum website, which site was accessed by an icon on the Musicmaker site as a link to the Platinum site. In exchange for marketing services rendered, and in lieu of a $500,000 cash payment, Platinum delivered to the Company 111,457 and 166,667 unregistered shares of Platinum common stock, issued to the Company on September 30, 1998 and February 1, 2000, respectively. As a result of a decline in Platinum's stock price during the three months ended June 30, 2000 and the fact that Platinum was delisted by the Nasdaq Stock Market, the Company determined its investment in Platinum of $1,200,000 to have only minimal value and wrote off its investment to expense in the month ended June 30, 2000.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization expense decreased to $2,596,661 and decreased to $2,976,630 for the three and six months ended June 30, 2001, respectively, compared to $5,836,645 and $11,528,171 for the three and six months ended June

30, 2000, respectively. Depreciation decreased due to the write-off of significantly all remaining leasehold improvements for the Company's office and production facility at Parkridge Boulevard in Reston, Virginia. At fiscal year end 2000, the Company wrote off to amortization expense the carrying value, $78,444,650, of intangibles, including, but not limited to, agreements with EMI, Zomba and Platinum, based on the accounting criteria for reflecting the impairment of assets established in Statement of Financial Accounting Standards No. 121. As a result of the write down, the Company did not record any amortization expense during the six month period ended June 30, 2001, as compared to $11,019,265 of amortization expense for the six months ended June 30, 2000.

RESTRUCTURING COSTS. On January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. As of June 30, 2001 the Company has no full-time employees and the Chairman, President & CEO, and CFO & Secretary provide such services as are necessary to the Company's current minimal operational needs. For the six months ended June 30, 2001 the Company incurred total Restructuring costs of $2,087,745, consisting of severance packages granted to terminated employees in varying amounts based on length of service with the Company.

OTHER INCOME. As part of the Company's orderly contraction of operations, in February of 2001, the Company hired a professional auction firm to assist in the disposition of certain of the Company's office and production assets. As a result of the auction process, which was substantially completed in June 2001, the Company received gross proceeds of $435,927 and realized other income of $27,898 during the six months ended June 30, 2001.

EXTRAORDINARY GAIN. In May of 2001, the Company settled its obligation of $171,429 to Music Maker Relief Foundation (the "Foundation") for $20,000 and recorded an extraordinary gain on the early extinguishment of debt of $151,429. Pursuant to the terms of the settlement, the Company was released from all monetary claims that the Foundation may have had against the Company under a contract between the Company and the Foundation dated July 1, 1998.

INTEREST INCOME. Interest income was $109,434 and $380,451, respectively, for the three and six months ended June 30, 2001 compared to $631,577 and $1,353,794, respectively, for the three and six months ended June 30, 2000. The decrease in interest income is due to a reduction in funds invested.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7,134,272 for the six months ended June 30, 2001 compared to $19,587,813 for the six months ended June 30, 2000. The net loss of ($5,688,227) for the six months ending June 30, 2001 was reduced by a non-cash depreciation charge of $2,976,630. The combined decreases to prepaid expenses and other current assets of $2,087,071 are primarily due to the reduction of inventory as a result of the fulfillment of the Pepsi sales promotion agreement. Net decreases to accounts receivable and related party accounts receivable provided $621,153, while a reduction in deferred revenues used $3,100,779. A net decrease in accrued expenses and accounts payables used $3,898,499 while an increase in other current liabilities provided $43,183.

Cash provided for in investing activities was $400,530 for the six months ended June 30, 2001 as compared to cash used of $3,196,909 for the six months ended June 30, 2000. During the six months ended June 30, 2001, cash provided from investing activities was from the sale and retirement of a majority of all of the Company's equipment offset by the purchase of miscellaneous equipment previously accounted for under operating leases. Cash used in the six months ended June 30, 2001 was primarily related to the orderly contraction of the Company's operations.

Net cash used by financing activities was $9,879,488 for the six months ended June 30, 2001, as compared to cash provided by financing activities of $188,113 for the six months ended June 30, 2000. The payment of a $3.00 cash distribution payable to shareholders of record on March 1, 2001 accounted for substantially all of the cash used by financing activities for the six months ended June 30, 2001. Net cash provided by financing activities, for the six months ended June 30, 2000 was through the issuance of common stock upon the exercising of stock options.

At June 30, 2001, the Company had $9,838,575 in cash and cash equivalents compared to $26,451,805 for June 30, 2000. Substantially all of the Company's cash has been provided by the Company's financing activities, including certain debt and equity financings completed in prior fiscal years. The Company expects to experience negative cash flows for the foreseeable future as it makes additional expenditures in connection with the orderly contraction of operations and in connection with potential acquisition opportunities. As of the date of this Quarterly Report, based on existing circumstances, we believe that we have sufficient cash and cash equivalents to satisfy our remaining obligations, although we can give no assurances in that regard.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Currently substantially all of the Company's transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 2001, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.

PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On or about February 25, 2000, certain current or former stockholders of the Company commenced a securities class action lawsuit in the United States District Court for the Central District of California against Musicmaker and certain of its directors and officers. Five nearly identical, additional actions were subsequently filed in the Central District of California. On June 5, 2000, the Court ordered that the six original actions be consolidated into one case, and on June 14, 2000, four lead plaintiffs and lead counsel were appointed to manage the Actions. Pursuant to the Court's consolidation order the lead plaintiffs filed a consolidated amended complaint on or about June 30, 2000 (the "Class Action Complaint"). The Class Action Complaint purports to be brought on behalf of all public investors who purchased the Company's common stock between July 7, 1999 and November 15, 1999, including investors purchasing in the Company's initial public offering as well as those purchasing in the open market. Named as defendants in the Class Action Complaint are Musicmaker, EMI Group, plc, EMI Recorded Music, EMI Recorded Music North America, Virgin Holdings, Inc., Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A. B. Smith and John A. Skolas.

The Class Action Complaint alleges, among other things, that plaintiffs and members of the putative class were damaged when they acquired the Company's common stock, as a result of alleged material omissions and misstatements in certain press releases, SEC filings and oral statements as well as in certain third party articles, television programs and analyst reports that allegedly caused the Company's stock price to be inflated. The Class Action Complaint alleges violations of the following statutory provisions: Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934. Plaintiffs seek compensatory damages and/or rescission against defendants, as well as costs and attorneys' fees. In addition, a registration rights agreement between Musicmaker, Virgin Holdings, Inc. and certain other parties (made in connection with Musicmaker's initial public offering and reported in Musicmaker's Form S-1 filed with the Securities and Exchange Commission on or about June 15, 1999), purports to require the Company to indemnify the EMI-affiliated defendants for a portion of the claims alleged in the Class Action Complaint. The Class Action Complaint does not state the amount of damages which plaintiffs are seeking from any of the defendants.

On or about September 27, 2000, the Company filed a motion to dismiss the Class Action Complaint. On or about June 4, 2001 the Court denied the motion to dismiss in substantial part. The Company has filed a motion for reconsideration asking the Court to reconsider a portion of its ruling. However, regardless of the outcome of the motion for reconsideration, the case will proceed beyond the pleadings stage.

On or about May 1, 2001, a lawsuit entitled BRAD BUTLER ET AL. V. MUSICMAKER.COM, INC. ET AL. (the "Butler Complaint") was filed against Musicmaker and each of the other defendants named in the Class Action complaint (except for Virgin Holdings, Inc.). The Butler Complaint involves a different time period (November 16, 1999 through August 15, 2000) from that involved in the Class Action Complaint, but alleges that the defendants made similar misstatements and omissions and alleges similar claims. Unlike the Class Action Complaint, the Butler Complaint does not purport to bring a class action on behalf of a class of plaintiffs, but rather seeks damages only on behalf of the three plaintiffs named in the complaint. It asserts claims under ss.10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud and negligent misrepresentation. The Butler Complaint seeks compensatory damages, costs and attorneys' fees but does not allege the amount of damages which the plaintiffs are seeking. The Company intends to move to dismiss the Butler Complaint by October 31, 2001.

Musicmaker has liability insurance which is currently covering most of its costs in defending the above actions, and, subject to certain standard exceptions to coverage, this insurance may be available to cover all or a portion of any damages or expenses arising out of settlements that may be reached or judgments that might be entered in the actions. However, the insurance is subject to coverage limits totaling $10 million, and thus far, approximately $1.5 million of that has been expended on defense costs.

The Company believes the allegations of the above actions are without merit and intends to defend them vigorously. However, these lawsuits could materially and adversely affect the Company's financial condition based on a number of factors including, but not limited to, legal expenses, costs associated with the potential indemnification of EMI entities, diversion of management from normal company matters, payout of judgments or settlements in excess of available insurance, or denial or revocation of coverage by the insurance carriers.

The Company has also been named as a defendant in two separate lawsuits arising out of licensing agreements it had previously entered into with each of Classicberry Limited and the Black Crowes Partnership and Profile Publishing & Advantage Corporation ApS, respectively. The lawsuits each seek an aggregate of $250,000 representing what the respective plaintiffs allege is the balance owing by the Company under the agreements. The Company has asserted various counterclaims and affirmative defenses to each of these lawsuits and intends to vigorously oppose such actions.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

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

                           MUSICMAKER.COM, INC.


                           By: /s/ James A. Mitarotonda
                               ----------------------------------
                               James A. Mitarotonda
                               Chief Executive Officer, President


                           By: /s/ Patrick G. Kedziora
                               ----------------------------------
                               Patrick G. Kedziora
                               Chief Financial Officer

Date: August 14, 2001