Form 10-Q
period 2001-09-30
MUSICMAKER COM INC
filed 2001-11-14
CIK 1079786

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

As of November 9, 2001, 3,313,996 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements                                            PAGE
                                                                            ----

                Balance Sheets
                September 30, 2001 (unaudited) and December 31, 2000 .......  3

                Statements of Operations (unaudited)
                Three and nine month periods ended September 30, 2001
                and 2000 ...................................................  4

                Statements of Cash Flows (unaudited)
                Nine month periods ended September 30, 2001 and
                September 30, 2000 .........................................  5

                Notes to Financial Statements ..............................  7

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations .................. 12

Item 3      Quantitative and Qualitative Disclosures

            About Market Risk .............................................. 17

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings .............................................. 18

Item 2      Changes in Securities and Use Of Proceeds ...................... 19

Item 3      Defaults Upon Senior Securities ................................ 19

Item 4      Submission of Matters to a Vote of Securities Holders .......... 19

Item 5      Other Information .............................................. 19

Item 6      Exhibits and Reports On Form 8-K ............................... 19

            Signatures ..................................................... 20

                              MUSICMAKER.COM, INC.

                                 BALANCE SHEETS

                                                                             September 30,       December 31,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                              (unaudited)
                          ASSETS

Current assets:
  Cash and cash equivalents                                                  $   8,745,764       $  26,451,805
  Investment in trading securities                                                 156,000                  --
  Accounts receivable                                                                   --             533,112
  Prepaid expenses and other current assets                                        287,767           2,117,923

                                                                             -------------       -------------
    Total current assets                                                         9,189,531          29,102,840

Property and equipment, net                                                             --           3,349,266
Related party accounts receivable                                                       --              88,041
Investment in available for sale securities                                        647,800                  --
Other assets                                                                        58,480           1,000,902
                                                                             -------------       -------------
    Total assets                                                             $   9,895,811       $  33,541,049
                                                                             =============       =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $     721,906       $   1,093,840
  Accrued expenses                                                               1,539,032           3,979,998
  Deferred revenues                                                                     --           3,100,779
  Current portion of long-term obligations                                              --              42,857
  Other current liabilities                                                        153,337              94,971
                                                                             -------------       -------------
    Total current liabilities                                                    2,414,275           8,312,445

Long-term obligations                                                                   --             128,572
Deferred rent                                                                      234,492             140,424
                                                                             -------------       -------------
Total Liabilities                                                                2,648,767           8,581,441

Stockholders' equity:
   Common stock, $0.01 par value: 10,000,000 shares authorized;
     3,313,996 and 3,314,042 shares issued and outstanding respectively             33,140              33,140
   Additional paid-in capital and warrants                                     185,391,807         195,246,723
   Other comprehensive income                                                      (62,744)                 --
   Accumulated deficit                                                        (178,115,159)       (170,320,255)
                                                                             -------------       -------------
   Total stockholders' equity                                                    7,247,044          24,959,608
                                                                             -------------       -------------
   Total liabilities and stockholders' equity                                $   9,895,811       $  33,541,049
                                                                             =============       =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MUSICMAKER.COM, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three months ended                 Nine months ended
                                                                 September 30,                     September 30,
                                                             2001             2000             2001             2000
                                                             ----             ----             ----             ----
Net sales                                                          --         $845,190       $3,176,444       $5,150,478
Cost of sales
  Product                                                          --          362,140        1,911,686        2,090,984
  Content                                                          --        5,907,611           13,648        8,012,278
                                                         -----------------------------     -----------------------------
Gross Profit                                                       --       (5,424,561)       1,251,110       (4,952,784)

Operating expenses:
  Sales and marketing                                          56,831        4,955,720         (671,289)      13,810,644
  Operating and development                                        --          519,399           85,444        1,825,036
  General and administrative                                2,142,583        1,885,657        5,220,049        6,542,854
  Depreciation and amortization                                    --        5,934,851        2,976,630       17,463,022
  Reorganization                                                   --          774,573        2,087,745          774,573
  Loss on investment                                               --                                          1,200,000
                                                         -----------------------------     -----------------------------

Total operating expenses                                    2,199,414       14,070,200        9,698,579       41,616,129
                                                         -----------------------------     -----------------------------
Loss from operations                                       (2,199,414)     (19,494,761)      (8,447,469)     (46,568,913)

Other income
  Interest income                                              92,787          511,665          473,238        1,865,461
  Other income                                                     --                            27,898
                                                         -----------------------------     -----------------------------

Total other income                                             92,787          511,665          501,136        1,865,461
                                                         -----------------------------     -----------------------------

Loss before extraordinary item                             (2,106,627)     (18,983,096)      (7,946,333)     (44,703,452)

Gain on early extinguishment of debt                               --                           151,429
                                                         -----------------------------     -----------------------------
Net loss                                                  ($2,106,627)    ($18,983,096)     ($7,794,904)    ($44,703,452)
                                                         ============     ============     ============     ============

Net loss before extraordinary item per common share            ($0.64)          ($5.73)          ($2.40)         ($13.50)
Basic and diluted, net loss per common share (Note 5)          ($0.64)          ($5.73)          ($2.35)         ($13.50)

Weighted average shares outstanding                         3,313,996        3,314,042        3,313,996        3,310,939

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MUSICMAKER.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine months ended
                                                                          September 30,
                                                                      2001             2000
                                                                      ----             ----
OPERATING ACTIVITIES
 Net loss                                                          ($7,794,904)    ($44,703,452)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                      2,976,630          886,267
   Amortization                                                             --       16,576,755
   Loss on investment                                                       --          750,000
   Services received in exchange for stock and warrants                  4,573         (355,361)
   Gain on sale of fixed assets                                        (27,898)              --
   Gain on early extinguishment of debt                               (151,429)              --

   Changes in operating assets and liabilities:
     Accounts receivable and related party accounts receivable         533,112            4,982
     Prepaid expenses and other current assets                       1,830,156          299,317
     Related party accounts receivable                                  88,041               --
     Accounts payable                                                 (371,933)        (900,269)
     Accrued expenses                                               (1,498,544)       1,720,000
     Deferred revenues                                              (3,100,779)       3,191,638
     Other current liabilities                                          58,367           81,372
     Long-term obligations                                                  --          (25,562)
     Other long-term liabilities                                        94,068          102,708
                                                                  ------------     ------------
       Net cash (used in) operating activities                      (7,360,540)     (22,371,605)

INVESTING ACTIVITIES
  Sale of property and equipment                                       435,927               --
  Purchases of property and equipment                                  (35,397)      (4,091,878)
  Purchase of trading and available for sale securities               (866,543)              --
                                                                  ------------     ------------
       Net cash provided by (used in) investing activities            (466,013)      (4,091,878)

FINANCING ACTIVITIES
  Issuance of common stock                                                  --          188,113
  Payment on long-term obligations                                     (20,000)              --
  Payment of cash distribution to shareholders                      (9,941,988)
  Refund on excess distribution                                         82,500
                                                                  ------------     ------------
       Net cash provided by (used in) financing activities          (9,879,488)         188,113
                                                                  ------------     ------------
  Net (decrease) in cash and cash equivalents                      (17,706,041)     (26,275,370)
  Cash and cash equivalents at beginning of period                  26,451,805       58,290,808
                                                                  ------------     ------------
  Cash and cash equivalents at end of period                        $8,745,764      $32,015,438
                                                                  ============     ============

NON-CASH ACTIVITIES
   Common stock issued for licensing agreements                             --          $50,000
   Issuance of warrants                                                     --         $292,944
   Payment on account receivable with common stock                          --         $450,000
   Unrealized loss on available for sale securities                   ($62,744)              --

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

During the first half of 2001 the Board determined to seek to pursue one or more potential acquisitions of other publicly traded or privately held companies or significant interests in such companies, with a view to refocusing the Company's operations. Accordingly, the Company does not anticipate pursuing a plan of complete liquidation and dissolution. While the Company has actively examined certain potential acquisition transactions and believes that many other attractive opportunities exist, there can be no assurance whether, when or on what terms the Company will complete any such acquisition.

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

RECENT DEVELOPMENTS

On August 24, 2001, following correspondence with the Staff of The NASDAQ Stock Market, lnc. indicating the Staff's belief that the Company failed to comply with the "market value of public float requirement" of NASD Marketplace Rule 4450(a)(2) (which rule requires that the market value of a company's listed shares held by non-affiliates exceed $5 million), as well as the Staff's belief that the Company lacked tangible business operations and did not comply with an Audit Committee certification requirement and in light of, among other things, the fact that the then market value of the Company's public float continued to be less than $5 million, the Company withdrew its request for continued listing of its common stock on the NASDAQ National Market and its request for a hearing with respect to the de-listing of its stock. As a result, the Company was de-listed from the NASDAQ Stock Market as of August 27, 2001. The Company's common stock subsequently became eligible for quotation and is currently traded on the over-the-counter bulletin board.

BASIS OF PRESENTATION

The financial statements as of September 30, 2001 and September 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

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

COST OF SALES

The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. During the nine months ended September 30, 2001 the Company did not make any royalty advances to independent music labels, as compared to approximately $8,000,000 paid during the nine months ended September 30, 2000.

INVESTMENTS

Securities available for sale consist of marketable equity securities not classified as either held-to-maturity or trading securities. Securities available for sale are stated at fair value, and unrealized holding gains and losses are reported as a separate component of stockholders' equity as accumulated other comprehensive income. Trading securities are stated at fair value, and unrealized gains or loss are reported as other income.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

On or about October 2, 2001 the Company was party to a group filing with the Securities and Exchange Commission a Schedule 13D reporting its acquisition of 4,000 shares of common stock of Vulcan International Corporation [NASDAQ:VUL].

On or about October 9, 2001 the Company was party to a group filing on
Schedule 13D with the Securities and Exchange Commission reporting its acquisition of 515,500 shares of common stock of Liquid Audio, Inc. [NASDAQ:LQID].

OTHER COMPREHENSIVE INCOME

The Company separately reports net loss and other comprehensive income or loss pursuant to SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's other comprehensive income is comprised of unrealized gains and losses related to available for sale securities. For the three and nine months ended September 30, 2001, the comprehensive loss was ($2,169,371) and ($7,857,648), respectively, consisting of net losses of ($2,106,627) and ($7,794,904), respectively, and unrealized loss on available for sale securities of ($62,744).

NOTE 2. - REORGANIZATION COSTS

On January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. Since June 30, 2001 the Company has had no full-time employees and the Chairman, President and Chief Executive Officer, and Chief Financial Officer and Secretary, provide certain services in connection with the Company's current operational needs pending the pursuit of other acquisitions. In consideration of various administrative and operational services provided by Barington Capital Group, L.P. ("Barington"), an affiliate of the Company, Barington is paid a $5,000 monthly fee. For the nine months ending September
30, 2001 the Company incurred total reorganizational costs of $2,087,745, consisting of severance granted to terminated employees in varying amounts based on length of service with the Company. All of these reorganizational costs were incurred in the first half of the year.

NOTE 3. - CASH DISTRIBUTION

On February 15, 2001, the Company announced that its Board of Directors had approved a cash distribution to its common stockholders in the amount of $3.00 per share, paid to stockholders of record as of March 1, 2001. The distribution totaled $9,941,988, and was paid on or about March 9, 2001.

NOTE 4. - EARLY EXTINGUISHMENT OF DEBT

In May of 2001, the Company settled its obligation of $171,421 to Music Maker Relief Fund (the "Foundation") for $20,000 and recorded an extraordinary gain on the early extinguishment of debt of $151,429. Pursuant to the terms of the settlement, the Company was released from all monetary claims that the Foundation may have had against the Company under a contract between the Company and the Foundation dated July 1, 1998.

NOTE 5. - NET LOSS PER SHARE

                                               Three months ended September 30,       Nine months ended September 30,
                                                   2001               2000                2001               2000
                                               ------------       -------------       ------------       ------------
Numerator:

   Loss before extraordinary item               ($2,106,627)       ($18,983,096)       ($7,946,337)      ($44,703,452)
   Extraordinary item - early
      extinguishment of debt                             --                  --           $151,429                 --
                                               ------------       -------------       ------------       ------------
   Net loss available to common
      stockholders                              ($2,106,627)       ($18,983,096)       ($7,794,904)      ($44,703,452)
                                               ============       =============       ============       ============

Denominator:

   Weighted-average shares
   outstanding                                    3,313,996           3,314,042          3,313,996          3,310,939
                                               ============       =============       ============       ============

   Basic and diluted net loss before
      extraordinary item per common share            ($0.64)             ($5.73)            ($2.40)           ($13.50)
                                               ============       =============       ============       ============
   Basic and diluted net loss per common
      share                                          ($0.64)             ($5.73)            ($2.35)           ($13.50)
                                               ============       =============       ============       ============

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

OVERVIEW

Musicmaker was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 2000, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure necessary to create custom CDs on the Internet, building an operating infrastructure, establishing relationships with record labels and vendors, the launching of Company's website customer order fulfillment and the establishment of strategic alliances with leading online and offline music marketers for the provision of content.

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

The Company suspended its Internet-based custom CD-marketing business activities in January 2001 and the Board began to examine alternatives going forward.

Effective as of June 30, 2001, the Company closed its office and production facility in Reston, Virginia and relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, NY 10019. The Company has substantially vacated the office space on Parkridge Boulevard in Reston, Virginia, has suspended lease payments and is actively pursuing a sub-lessee, which it has not yet found. The Company has entered into a sub-lease covering five of the remaining nine years of its lease for its former New York office and has sub-let the balance of its lease for its offices on Wiehle Avenue in Reston, Virginia. The Company continues to be primarily responsible for payments on the Wiehle Avenue lease, and will be required to satisfy any non-payment by its sub-lessee. Pursuant to the terms of the New York sub-lease, the Company is secondarily responsible for any non-payments during the 5 year sub-let, and primarily responsible thereafter.

Effective as of the close of business on June 30, 2001, Mark A. Fowler resigned as the Company's Chief Financial Officer and Corporate Secretary. Effective as of July 1, 2001, Patrick Kedziora was appointed as the Company's new Chief Financial Officer and Corporate Secretary.

The Company is party to a Preferred Stock Rights Agreement dated as of December 7, 2000, between the Company and Computershare Trust Company, Inc. (the "Rights Agreement"). On May 3, 2001, in order to eliminate the possible limiting effect of the Rights Agreement on mergers or certain other extraordinary corporate transactions and increase the potential for shareholder value, the Company's Board of Directors resolved to terminate such Rights Agreement and is in the process of taking steps to do so.

The Company has substantial federal Net Operating Loss tax carryforwards which may be available to redcue or eliminate income tax obligations in the future. The Company received an expert opinion related to its Net Operating Loss carry-forwards which places these at approximately $91 million as of December 5, 2000. These Net Operating Loss carry-forwards can only be used in very specific circumstances by the Company and no representation is made that the Company will be able to benefit from such Net Operating Loss carry-forwards.

RESULTS OF OPERATIONS

Net sales included the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales decreased to zero and $3,176,444 for the three and nine months ended September 30, 2001, respectively, compared to $845,190 and $5,150,478 for the three and nine months ended September 30, 2000, respectively. The decrease in sales is attributable to the Board's decision to suspend the Company's Internet-based custom CD and manufacturing operations while the Board reviews alternatives for the Company going forward.

COST OF SALES. Cost of sales principally consisted of content acquisition costs, product and shipping costs, and credit card receipt processing costs. Product costs included CDs, jewel cases, CD trays and CD inserts. Cost of sales decreased $6,269,751 or 100% to zero and decreased $8,177,928 or 81% to $1,925,334 for the three and nine months ended September 30, 2001, respectively, compared to $6,269,751 and $10,103,262 for the three and nine months ended September 30, 2000, respectively. Cost of Sales for Content largely consists of royalty advances that were paid upon the signing of royalty agreements with independent music labels and amounted to $13,648 for the nine months ended September 30, 2001 versus $8,012,278 for the nine months ending September 30, 2000. This decrease is attributable to the Company's orderly contraction of operations while the Board considers alternatives as the Company moves forward.

The $13,648 of content costs shown in the three months ended September 30, 2001 are the result of the payment of residual royalty expenses paid to satisfy operating liabilities incurred prior to the Board's decision to contract operations. The decrease in Product Cost to zero for the three months ended September 30, 2001 versus $1,911,686 for the nine months ended September 30, 2001 is similarly attributable to the Company's orderly contraction of operations.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expensed all advertising costs as incurred. Sales and marketing expenses decreased 99% to $56,861 and 105% to ($671,289) for the three and nine months ended September 30, 2001, respectively, compared to $4,955,720 and $13,810,644 for the three and nine months ended September 30, 2000, respectively.

The decrease is attributable to the Company's contraction of operations commencing January 3, 2001. As a result, the Company eliminated its marketing staff, halted all advertising and negotiated the terms of any remaining consulting agreements. The Sales and Marketing expense of $56,831 for the three months ended September 30, 2001 and the negative Sales and Marketing Expenses shown for the nine months ended September 30, 2001 are due to the reversal of sales and marketing expenses which had been previously accrued as an expense by the Company.

As of the date of this filing and pending the Board's ongoing review of alternatives for the Company, the Company does not presently expect to be engaging in contracts for advertising and promotion of the Company's website and products. The Company has suspended its website.

OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses consisted largely of payroll costs and maintenance costs. Operating and development expenses decreased $519,399 or 100% to zero and decreased $1,729,592 or 95% to $85,444, respectively, for the three and nine months ended September 30, 2001 compared to $519,399 and $1,825,036, for the three and nine months ended September 30, 2000. The decrease is a result of the Company's contraction of operations commencing January 3, 2001. As result of such contraction of operations, the Company terminated its operating and development personnel, suspended operations of the Company website and ceased fulfillment of customer orders.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, as well as other general corporate expenses. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. General and administrative expenses increased $256,926 or 14% to $2,142,583 and decreased $1,322,805 or 20% to $5,220,049, respectively, for the three and nine months ended September 30, 2001, compared to $1,885,657 and $6,542,854 for the three and nine months ended September 30, 2000 respectively. The overall decrease is attributable to the Company's contraction of operations, the reduction of its operating and administrative staff, the suspended use of consultants and the purchase of equipment that was previously utilized under operating leases. As of September 30, 2001, General and Administrative expenses included $419,000 for settlements in relation to contracts previously entered into by the Company with record companies. The Company has also accrued approximately $1.2 million for expected costs related to certain of its leasehold obligations.

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

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization expense decreased to zero and decreased to $2,976,630 for the three and nine months ended September 30, 2001, respectively, compared to $5,934,851 and $17,463,022 for the three and nine months ended September 30, 2000, respectively. Depreciation decreased due to the write-off of significantly all remaining leasehold improvements for the Company's office and production facility at Parkridge Boulevard in Reston, Virginia. At fiscal year end 2000, the Company wrote off to amortization expense the carrying value, $78,444,650, of intangibles, including, but not limited to, agreements with EMI, Zomba and Platinum, based on the accounting criteria for reflecting the impairment of assets established in Statement of Financial Accounting Standards No. 121. As a result of the write down, the Company did not record any amortization expense during the nine month period ended September 30, 2001.

REORGANIZATION COSTS. On January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. Since June 30, 2001 the Company has had no full-time employees and the Chairman, President & CEO, and CFO & Secretary provide such services as are necessary to the Company's current minimal operational needs. For the nine months ended September 30, 2001 the Company incurred total reorganization costs of $2,087,745, consisting of severance packages granted to terminated employees in varying amounts based on length of service with the Company. Since July 1, 2001 the company has had no full-time employees and as a result does not expect to incur any significant additional reorganizational expenses.

OTHER INCOME. As part of the Company's orderly contraction of operations the Company hired a professional auction firm, in February of 2001, to assist in the disposition of certain of the Company's office and production assets. As a result of the auction process, which was substantially completed by July of 2001, the Company received gross proceeds of $435,927 and realized other income of $27,898 during the nine months ended September 30, 2001.

INTEREST INCOME. Interest income decreased by 82%, from $511,665 to $92,787, for the three months ended September 30, 2001 compared to $511,665 for the three months ended September 30, 2000; and decreased by 75%, from $1,865,461 to $473,238, for the nine months ending September 30, 2001 compared to the nine months ending September 30, 2000. The decrease in interest income is due to a reduction in funds invested.

EXTRAORDINARY GAIN. In May of 2001, the Company settled its obligation of $171,429 to Music Maker Relief Foundation (the "Foundation") for $20,000 and recorded an extraordinary gain on the early extinguishment of debt of $151,429.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7,360,540 for the nine months ended September 30, 2001 compared to $22,371,605 for the nine months ended September 30, 2000. The net loss of $7,794,904 for the nine months ending September 30, 2001 was reduced by a non-cash depreciation charge of $2,976,630. The decrease in prepaid expenses and other current assets of $1,830,156 is primarily due to the reduction of inventory as a result of the fulfillment of the Pepsi sales promotion agreement. Net decreases to accounts receivable and related party accounts receivable provided $533,112, while a reduction in deferred revenues used $3,100,779. A decrease in accrued expenses and accounts payables used $1,498,544 while an increase in other current liabilities and other long-term liabilities provided $152,435.

Cash used by investing activities was $466,013 for the nine months ended September 30, 2001 as compared to cash used of $4,091,878 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, cash provided from investing activities was from the sale and retirement of a majority of all of the Company's equipment, offset by the purchase of miscellaneous equipment previously accounted for under operating leases. The Company also purchased available for sale securities for $710,542 and trading securities of $156,001 during the three months ended September 30, 2001

Net cash used by financing activities was $9,879,488 for the nine months ended September 30, 2001, as compared to cash provided by financing activities of $188,113 for the nine months ended September 30, 2000. The payment of a $3.00 cash distribution or $9,941,988 payable to shareholders of record on March 1, 2001 accounted for substantially all of the cash used by financing activities for the nine months ended September 30, 2001

At September 30, 2001, the Company had $8,745,764 in cash and cash equivalents compared to $32,015,438 for December 30, 2000. Substantially all of the Company's cash has been provided by the Company's financing activities, including certain debt and equity financings completed in prior fiscal years. The Company expects to experience negative cash flows for the foreseeable future as it makes additional expenditures in connection with the orderly contraction of operations and in connection with potential acquisition opportunities. As of the date of this Quarterly Report, based on existing circumstances, the Company believes that it has sufficient cash and cash equivalents to satisfy its remaining obligations, although we can give no assurances in that regard.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Currently substantially all of the Company's transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 2001, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency transactions or foreign currency hedging to date.

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

On or about September 27, 2000, the Company filed a motion to dismiss the Class Action Complaint. On or about June 4, 2001, the Court denied the motion to dismiss in substantial part.

On or about May 1, 2001, a lawsuit entitled BRAD BUTLER ET AL. V. MUSICMAKER.COM, INC. ET AL. (the "Butler Complaint") was filed against Musicmaker and each of the other defendants named in the Class Action complaint (except for Virgin Holdings, Inc.). The Butler Complaint involves a different time period (November 16, 1999 through August 15, 2000) from that involved in the Class Action Complaint, but alleges that the defendants made similar misstatements and omissions and alleges similar claims. Unlike the Class Action Complaint, the Butler Complaint does not purport to bring a class action on behalf of a class of plaintiffs, but rather seeks damages only on behalf of the three plaintiffs named in the complaint. It asserts claims under ss.10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud and negligent misrepresentation. The Butler Complaint seeks compensatory damages, costs and attorneys' fees but does not allege the amount of damages which the plaintiffs are seeking. The Company intends to move to dismiss the Butler Complaint.

Musicmaker has liability insurance which is currently covering most of its costs in defending the above actions, and subject to certain standard exceptions to coverage, this insurance may be available to cover all or a portion of any damages or expenses arising out of settlements that may be reached or judgments that might be entered in the actions. However, the insurance is subject to coverage limits totaling $10 million, and thus far, approximately $1.2 million of that has been expended on defense costs.

The Company believes the allegations of the above actions are without merit and intends to defend them vigorously. However, these lawsuits could materially and adversely affect the Company's financial condition based on a number of factors including, but not limited to, legal expenses, costs associated with the indemnification of EMI entities, diversion of management from normal company matters, payout of judgments or settlements in excess of available insurance, or denial or revocation of coverage by the insurance carriers.

The Company has also been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into; with Classicberry Limited and the Black Crowes Partnership in the case of the first lawsuit, with Profile Publishing and Management Corporation ApS in the case of the second lawsuit, and with Koch Entertainment LLC in the case of the third lawsuit. The lawsuits each seek an aggregate of $250,000 representing what the respective plaintiffs allege is the balance owed by the Company under the agreements. The Company has asserted various counterclaims and affirmative defenses to each of these lawsuits and intends to vigorously oppose such actions.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits required by Item 601 of Regulation S-B:

      None.

B.    Reports on Form 8-K:

      None. Not required.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MUSICMAKER.COM, INC.


                                       By: /s/ James A. Mitarotonda
                                           -------------------------------------
                                           President and Chief Executive Officer


                                       By: /s/ Patrick G. Kedziora
                                           -------------------------------------
                                           Chief Financial Officer

Date: November 14, 2001