Form 10-K
period 2001-12-31
MUSICMAKER COM INC
filed 2002-04-02
CIK 1079786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001, or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER: 000-26585

                              MUSICMAKER.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                54-1811721
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
           Incorporation)

    888 SEVENTH AVENUE, NEW YORK, NY                     10019
 (Address of Principal Executive Office)               (Zip Code)

        Registrant's telephone number, including area code (212) 974-5708

  Securities registered pursuant to Section 12(b) of the Securities Act: NONE.

Securities registered pursuant to Section 12(g) of the Securities Act: COMMON STOCK, PAR VALUE $.01 PER SHARE (the "Common Stock").

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K / /.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,864,045 as of March 26, 2002, based upon the closing price of such equity as of such date.

As of March 26, 2002, 3,313,996 shares of the issuer's Common Stock were outstanding.

                              MUSICMAKER.COM, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENT


                                                                                     PAGE
PART I

Item 1.        Business                                                                3

Item 2.        Properties                                                              4

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders                     6

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters   6

Item 6.        Selected Financial Data                                                 7

Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   8

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk             15

Item 8.        Financial Statements and Supplementary Data                            16

Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                               38

PART III

Item 10.       Directors and Executive Officers of the Registrant                     38

Item 11.       Executive Compensation                                                 38

Item 12.       Security Ownership of Certain Beneficial Owners and Management         38

Item 13        Certain Relationships and Related Transactions                         38

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K        38

                                     PART I

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

ITEM 1.  BUSINESS.

On January 3, 2001, the Board of Directors of musicmaker.com, Inc. (as used herein, "musicmaker", the "Company" or "we") as then constituted voted unanimously to cease the operations of its Internet-based custom CD-marketing business. The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

The present Board determined to review alternatives for the Company going forward, which included, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of musicmaker as a public company which might pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which would require stockholder approval. On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,998 to its stockholders.

Thereafter, the Board determined to seek to pursue one or more potential acquisitions of other publicly traded or privately held companies or significant interests in such companies, with a view to refocusing the Company's strategic direction. While the Company continues to actively examine certain potential acquisition transactions and believes that attractive opportunities exist, there can be no assurance whether, when, or on what terms the Company will complete any such acquisition.

Until the events described above, the Company was a provider of customized music CD compilations and music digital downloads. The Company sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail-order promotions.

In connection with the Company's cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company's remaining furniture and equipment.

In addition, effective as of July 1, 2001, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company.

Effective July 1, 2001, Barington has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington.

SUBSEQUENT EVENTS

On February 25, 2002 the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's Common Stock. Shares of Common Stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance.

EMPLOYEES

As of December 31, 2001, the Company had no employees other than its President and Chief Executive Officer and its Chief Financial Officer.

ITEM 2.  PROPERTIES.

The Company is party to a lease regarding 31,261 square feet of space on Parkridge Boulevard in Reston, Virginia (the "Parkridge Property"). This facility had served as the Company's administrative offices and production center. The term of this lease expires on December 31, 2009, with a monthly rent ranging from approximately $71,000 during the first year of the lease to approximately $92,000 in the final year of the term. The Company has vacated the Parkridge Property, has suspended lease payments and is actively pursuing a new sub-lessee. The Company has engaged the services of a real estate consulting company to pursue alternative uses for the building. On March 12, 2002, the Company was served with a "Bill of Complaint" by the owner of the property, Parkridge Five Associates Limited, seeking restoration of the security deposit in the amount of $664,344, which the owner maintains has been depleted by application to rent payments in prior months. There can be no assurance that the Company will be able to obtain the requisite landlord consent to assign or sub-let these premises or that any such assignment or sub-let can be accomplished on favorable terms or at all.

Effective as of June 30, 2001, the Company closed its office located on Wiehle Avenue in Reston, Virginia (the "Wiehle Property") and re-located its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, NY 10019. Effective June 1, 2001, the Company sub-let this property. The sub-lessee subsequently vacated the premises and, the Company believes, is in default under the sub-lease. Collection proceedings have commenced against the sub-lessee. The monthly rent for the Wiehle Property space is approximately $11,000, which the Company has been paying since the departure of the sub-lessee. The Company is actively pursuing a new sub-lessee. There can be no assurance that the Company will be able to obtain the requisite landlord consent to assign or sub-let these premises or that any such assignment or sub-let can be accomplished on favorable terms or at all.

The Company is party to a ten-year lease for 7,566 square feet of general office space located in New York City. The monthly rent for this space is approximately $32,000, with an 8% escalation in rent on the third anniversary and an additional 4% escalation on the seventh anniversary. In October 1999, the Company entered into a sub-lease surrendering possession of this office space for five of the nine years remaining under its lease. The Company is secondarily responsible for the payment of rent during the term of the sub-lease and primarily responsible for such payment thereafter.

ITEM 3.  LEGAL PROCEEDINGS.

On February 25, 2000, a purported securities class action complaint, PAUL A. ROSENFELD, ET AL. V. MUSICMAKER.COM, INC., ET AL., No. 00-02018 CAS
(MANx), was filed in the United States District Court for the Central District of California. At least four nearly identical complaints were filed shortly after the original action was filed. On June 30, 2000, Plaintiffs filed a consolidated and amended complaint (the "Class Action Complaint"), IN RE MUSICMAKER.COM SEC. LITIG., No. 00-02018 CAS (MANx). Named as defendants are musicmaker.com, Inc., EMI Group, PLC, EMI Recorded Music, EMI Recorded Music North America, Virgin Holdings, Inc., Robert P. Bernardi,
Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A.B. Smith, and John A. Skolas. The Class Action Complaint alleges that the Company violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the

Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder
("Rule 10b-5"), by making false and misleading statements in the Company's filings with the SEC and in press releases concerning musicmaker's access to recordings pursuant to certain licensing agreements during the period from July 7, 1999, through November 15, 1999. The claims are purportedly brought on behalf of all persons who purchased musicmaker stock during that period, including investors who purchased stock during the Company's initial public offering, as well as those who purchased stock thereafter. Plaintiffs seek unspecified compensatory damages and/or rescission, as well as attorneys' fees and costs. On September 27, 2000, the defendants filed a motion to dismiss the Class Action Complaint. In June 2001 the court denied the motion to dismiss in part, granted it in part, and in August 2001 denied a subsequent motion for reconsideration with respect to the motion to dismiss. In September 2001 plaintiffs filed a Third Consolidated Amended and Supplemental Class Action Complaint, asserting the same causes of action against the Company as were alleged in the Class Action Complaint (the "Third Amended Complaint"). In October 2001 the Company answered the Third Amended Complaint, denying liability to the plaintiffs on any cause of action. In April 2001 several plaintiffs filed a purported non-class action complaint against the same defendants named in the Class Action Complaint (including the Company). The plaintiffs in this action subsequently filed an amended complaint (this complaint, as amended, the "Butler Complaint") in September 2001. The Butler Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, as well as common law fraud and negligent misrepresentation claims relating to the same general types of purported misrepresentations set forth in the Class Action Complaint. However, the alleged misrepresentations set forth in the Butler Complaint allegedly occurred during the period from November 15, 1999 through at least April of 2000. On January 21, 2002, the parties participated in a mediation in an attempt to settle matters set forth in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint. That mediation failed to yield a settlement. However, the parties have agreed to participate in another mediation session on May 14, 2002. In the interim, the parties have agreed to pursue limited non-party discovery. The Company believes the allegations contained in the Class Action Complaint and the Butler Complaint are without merit and intends to defend against them vigorously. However, these lawsuits could materially and adversely affect the Company's financial condition and results of operations based on a number of factors, including legal expenses, diversion of management's time and attention, and payment of judgments or settlements in excess of available insurance.

The Company has also been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into with Classicberry Limited and the Black Crowes partnership in the case of the first lawsuit (the "Classicberry Lawsuit"), with Profile Publishing and Management Corporation ApS in the case of the second lawsuit (the "Profile Lawsuit"), and with Koch Entertainment LLC in the case of the third lawsuit (the "Koch Lawsuit"). The lawsuits each seek an aggregate of approximately $250,000, representing what the respective plaintiffs allege is the balance owed by the Company under the agreements. The Company has asserted various counterclaims and affirmative defenses to each of the Profile Lawsuit and the Koch Lawsuit and intends to vigorously oppose such actions. With respect to the Classicberry Lawsuit, in December 2001 the District Court granted the plaintiff's motion for summary judgment and denied the Company's cross-motion. The Company has filed a notice of appeal and is in the process of securing a bond that will stay enforcement of the judgment.

On January 3, 2001, we paid the balance of $825,000 remaining due in settlement of prior litigation involving TeeVee Toons, Inc. and related parties.

In 1998, we received notice from Magix Entertainment Products GmbH, a German company ("Magix") claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in federal court in New York. The case is captioned Musicmaker.com, Inc., v. Magix Entertainment Products GmbH, No. 99 Civ. 11577 (BSJ) (S.D.N.Y.). The Company has asked the court, among other things, to declare that we own the trademark MUSICMAKER and the domain name MUSICMAKER.COM and that we are entitled to use them in connection with our business. Magix has filed counterclaims alleging, among other things, that we infringe its trademark rights.

In May of 2001, the Company settled its obligation of $171,429 to Music Maker Relief Fund (the "Foundation") for $20,000. Pursuant to the terms of the settlement, the Company was released from the monetary claims that the Foundation may have had against the Company under a contract dated July 1, 1998, between the Company and the Foundation. Under the terms of the settlement, the Company can no longer use the trademark "musicmaker" but we can continue to use the domain name musicmaker.com, Inc. The Company is presently considering alternative names.

On March 12, 2002, the Company was served a "Bill of Complaint" by the owner of Parkridge Five Associates Limited, the owner of the Parkridge Property, seeking restoration of the security deposit in the amount of $664,344, which the owner maintains has been depleted by application to rent payments in prior months. See
Item 2 "Properties". The Company is in discussion with the landlord as to these premises.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET PRICE OF OUR COMMON STOCK.

The Company was delisted from the Nasdaq National Market as of August 27, 2001. The Company's Common Stock subsequently became eligible for quotation and is currently traded on the over-the-counter bulletin board ("OTC-BB").

At March 26, 2002 the Company had 3,313,996 shares of Common Stock outstanding, held by 169 shareholders of record. This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by NASDAQ and the OTC-BB for the periods stated. The quotations set forth below, to the extent reflective of quotations on the OTC-BB, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2000 Quarterly Period              High Quoted                  Low Quoted
---------------------              -----------                  ----------
First Quarter                         $  75.00                    $  35.00
Second Quarter                        $  45.00                    $ 15.625
Third Quarter                         $  17.50                    $   3.75
Fourth Quarter                        $  5.312                    $  2.375

2001 Quarterly Period              High Quoted                  Low Quoted
---------------------              -----------                  ----------
First Quarter                         $ 5.7188                    $   2.50
Second Quarter                        $  2.906                    $   1.93
Third Quarter                         $   2.39                    $   1.05
Fourth Quarter                        $   2.25                    $   1.20

On March 26, 2002, the last sale price of our Common Stock on OTC-BB was $1.88 per share.

CASH DISTRIBUTION

On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date. For additional discussion of management's policy with respect to any future distributions to our stockholders, see "Item 1. Business" included elsewhere in this Annual Report.

RECENT SALES OF UNREGISTERED SHARES.

None.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2001, 2000, and 1999 and the balance sheet data at December 31, 2001 and 2000 are derived from the financial statements of musicmaker that are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from the Company's 2000 Annual Report on Form 10-K. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period.

STATEMENT OF OPERATIONS DATA

                                                                              YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------------------
                                                       2001                2000               1999           1998           1997
                                              -----------------------------------------------------------------------------------
Net sales                                     $   3,201,412      $    5,583,505      $   1,043,841   $     74,028   $     13,432
Cost of sales                                     1,925,333          11,045,929          2,314,210        677,700        450,455
                                              -----------------------------------------------------------------------------------
Gross margin                                      1,276,079          (5,462,424)        (1,270,369)      (603,672)      (437,023)
Operating expenses:
  Sales and marketing                              (647,685)         16,093,084          7,682,436        929,661          7,780
  Operating and development                          85,444           2,595,802          1,596,505        804,811        244,541
  General and administrative                      8,005,124          10,658,425          5,213,998      2,131,316      1,330,969
  Depreciation and amortization                   2,976,630         102,038,806         12,081,971        203,122         29,887
  Reorganization                                  2,087,746             774,573                  -              -              -
  Loss on investment                                      -           1,200,000                  -              -              -
                                              -----------------------------------------------------------------------------------
Total operating expenses                         12,507,259         133,360,690         26,574,910      4,068,910      1,613,177
                                              -----------------------------------------------------------------------------------
Loss from operations                            (11,231,180)       (138,823,114)       (27,845,279)    (4,672,582)    (2,050,200)
Net interest income (expense)                       528,116           2,313,009          1,150,550         17,851        (33,957)
Other income                                         27,898                   -                  -              -              -
                                              -----------------------------------------------------------------------------------
Net loss before extraordinary item              (10,675,166)       (136,510,105)       (26,694,729)    (4,654,767)    (2,084,157)
Gain on extinguishment of debt                      151,429                   -                  -              -              -
                                              -----------------------------------------------------------------------------------
Net loss                                      $ (10,523,737)     $ (136,510,105)     $ (26,694,729)  $ (4,654,767)  $ (2,084,157)
                                              ===================================================================================
Net loss before extraordinary item per share  $       (3.22)     $       (41.22)     $      (13.45)  $      (9.37)  $      (5.16)

Gain on extinguishment of debt per share               0.04                   -                  -              -              -
                                              -----------------------------------------------------------------------------------
Basic and diluted net loss per share          $       (3.18)     $       (41.22)     $      (13.45)  $      (9.37)  $      (5.16)
                                              ===================================================================================
Weighted average shares outstanding               3,314,042           3,311,719          2,038,989        509,451        404,098
                                              ===================================================================================

BALANCE SHEET DATA                                                             AT DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                  2001              2000             1999              1998            1997
                                              ---------------------------------------------------------------------------------
Cash and cash equivalents                     $ 7,596,588       $ 26,451,805     $  58,290,808     $    972,954    $ 1,401,982
Working capital                                 4,350,455         20,790,395        56,295,669        (369,286)        251,195
Total assets                                    9,460,059         33,541,049       165,400,220        3,233,963      1,729,375
Debt, long-term portion                                 -            128,572           171,429          726,786              -
Convertible preferred stock                             -                  -                 -        2,776,782      1,493,568
Total stockholders' equity (deficit)            4,695,044         24,959,608       161,244,771       (1,654,750)      (895,233)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES. Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales were $3,201,412 for the year ended December 31, 2001, compared to $5,583,505 for the year ended December 31, 2000.

At December 31, 2000, the Company had $3,100,779 of deferred revenue associated with corporate sales promotions agreements entered into with the Pepsi-Cola Company which were to be realized, under the guidance of SAB 101, upon completion of the terms of the respective contracts. In February 2001, the Company fulfilled its obligation to the Pepsi-Cola Company under such contracts. As a result, in the first quarter of 2001, the Company recognized the remaining $3,100,779 of contracted revenue provided under such contracts, as well as $1,871,760 of related cost of sales.

COST OF SALES. Cost of sales principally consists of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Content acquisition costs include royalty advances that were paid upon signing of royalty agreements with independent music labels and royalty charges that were assessed on a per music track usage basis. Cost of sales, consisting primarily of the costs associated with the Pepsi-Cola contract, was $1,925,333 for the year ended December 31, 2001, as compared to $11,045,929 for the year ended December 31, 2000.

SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily include advertising and promotional expenditures, consulting costs, payroll and related expenses incurred during the first two quarters of the year ended December 31, 2001. Sales and marketing expenses were ($647,685) for the year ended December 31, 2001, as compared to $16,093,084 for the year ended December 31, 2000. In January 2001, the Company had accrued a liability of $1,719,455 payable to The Columbia House Company pursuant to a joint venture between the parties, which was subsequently settled for $450,000. The accrued difference was reversed, creating a credit to expense of $1,269,455.

In May 2000, the Company and AOL mutually agreed to end an agreement entered into in September 1999. As a result of the termination, the Company was released from its future obligation to pay AOL the remaining $13,500,000 obligation (which was to have been repaid in $1,500,000 quarterly payments through September 2002) and recorded a non-cash charge of $1,472,000 to sales and marketing expenses for the quarter ended June 30, 2000.

OPERATING AND DEVELOPMENT EXPENSES. As a result of the Company's cessation of its Internet-based custom CD-marketing business, the Company expensed $85,444 for operating and development expenses for the year ended December 31, 2001, as compared to $2,595,802 for the year ended December 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8,005,124 for the year ended December 31, 2001, compared to $10,658,425 for the year ended December 31, 2000. General and administrative expenses for the year ended December 31, 2001 included $2,818,401 in accrued rent for the Parkridge Property and $418,901 in accrued rent for the Wiehle Property (the "Rent Accruals") and a $104,000 accrual for future payments under certain licensing agreements. Of the total Rent Accruals, $1,827,376 was recorded during the quarter ended December 31, 2001, based on a revision of an estimate regarding the sublet of the Parkridge Property. The Rent Accruals are subject to a reversal, in whole or in part, in future periods depending on possible assignments or sub-lets of such properties, or successful negotiations with the relevant landlords. The Company also expensed $907,253 for legal and other professional fees during the year ended December 31, 2001 and $600,000 in insurance premiums.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization was $2,976,630 for the year ended December 31, 2001, as compared to $102,033,806 for the year ended December 21, 2000. Depreciation expense decreased to $2,976,630 for the year ended December 31, 2001, as compared to $3,332,407 for the year ended December 31, 2000. Depreciation decreased as a result of the sale of all of the Company's remaining equipment and furniture during the second quarter. The Company received gross proceeds of $435,927, less applicable expenses of $55,389. This represented a gain of $27,898 on the written down book value of equipment, furniture and fixtures. Amortization expense decreased to zero for the year ended December 31, 2001, as compared to $98,706,399 for the year ended December 31, 2000. The decrease in amortization of intangibles was due to the full write down to amortization expense of the December 21, 2000, carrying value of $78,444,650 of intangibles, including, but not limited to, the agreements with EMI, Zomba and Platinum, based on the accounting criteria for reflecting the impairment of assets established in Statement of Financial Accounting Standards No. 121. Prior to the write down of the carrying values, the Company recorded $20,261,748 of straight line amortization.

REORGANIZATION COSTS. On September 28, 2000, the Company announced an infrastructure reorganization that resulted in a 30% decrease of full-time staff or 27 individuals. The employee reductions occurred within the marketing, engineering and fulfillment departments. The Company initiated the reorganization as an attempt to reduce cash outflow. The reorganization resulted in a charge of $774,573, consisting principally of severance payments for outplaced employees, including Robert Bernardi who resigned from his position as Chairman of the Board on September 9, 2000. On January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. Since June 30, 2001, the Company has had no employees other than its President and Chief Executive Officer and Chief Financial Officer. During the year ended December 31, 2001, the Company incurred total reorganization costs of $2,087,745, consisting of severance packages granted to terminated employees in varying amounts based on length of service with the Company. The Company does not expect to incur any significant additional reorganizational expenses.

INTEREST INCOME AND EXPENSE. Interest income was $528,116 for the year ended December 31, 2001, as compared to $2,314,219 for the year ended December 31, 2000. The decline in interest income reflects the decline in cash balances available for investments. This decrease is partially attributable to the distribution by the Company on March 9, 2001, of $9,941,988 representing $3.00 per share to holders of record as of March 1, 2001.

OTHER INCOME. As part of the Company's cessation of its Internet-based custom CD marketing business, the Company hired a professional auction firm in February of 2001 to assist in the sale of all of the Company's remaining furniture and equipment. As a result of the auction process, which was substantially completed by July of 2001, the Company received gross proceeds of $435,927 and realized other income of $27,898.

EXTRAORDINARY GAIN. In May of 2001, the Company settled its obligation of $171,429 to Music Maker Relief Foundation for $20,000 and recorded an extraordinary gain on the early extinguishment of debt of $151,429.

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

At December 31, 2000, the Company had $3,100,779 of deferred revenue associated with corporate sales promotions agreements entered into with the Pepsi-Cola Company which were to be realized, under the guidance of SAB 101, upon completion of the terms of the respective contracts. In February 2001, the Company fulfilled its obligation to the Pepsi-Cola Company under such contracts. As a result, in the first quarter of 2001, the Company recognized the remaining $3,100,779 of contracted revenue provided under such contracts, offset by $1,871,760 of cost of sales.

During the year ended December 31, 2000, the Company did not earn advertising revenue, as compared to $450,000 during the year ended December 31, 1999. The Company does not expect future sales of these products.

COST OF SALES. Cost of sales principally consist of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Content acquisition costs include royalty advances that were paid upon signing of royalty agreements with independent music labels and royalty charges that were assessed on a per music track usage basis. Production costs include jewel cases, CD trays and CD inserts. Cost of sales-product increased 1,458% to $2,435,774 for the year ended December 31, 2000 as compared to $156,381 for the year ended December 31, 1999. The increase in cost of sales-product was attributed to increased sales volume during 2000 as compared to 1999. Cost of sales-content increased 299% to $8,610,155 for the year ended December 31, 2000 as compared to $2,157,829 for the year ended December 31, 1999. This increase is attributed to content contracts entered into in 2000, including, but not limited to, content that was provided by Deathrow Records (for, among other artists, Snoop Dogg and Tupac Shakur), Classicberry Limited (for Jimmy Page and the Black Crowes), and Profile Publishing (for The Who). During the third quarter of 2000, the Company determined that certain prepaid royalty agreements were impaired assets in accordance with applicable accounting literature. Thus, the Company expensed approximately $5,600,000 of the remaining unamortized agreements. The write-down constituted 87% of the increase in cost of sales-content when compared to 1999.

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

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization was $102,038,806 for the year ended December 31, 2000 as compared to $12,081,971 for the year ended December 31, 1999. Depreciation expense increased 1,075% to $3,332,407 for the year ended December 31, 2000 as compared to $283,566 for the year ended December 31, 1999. Depreciation increased as a result of the leasehold improvements for the new Virginia office and production facility and the acquisition of new equipment to increase production capacity. Additionally, depreciation was increased by $2,000,000 resulting from the Company recording an impairment allowance for its technology and computer equipment (See Note 2 to our financial statements). Amortization expense increased 737% to $98,706,399 for the year ended December 31, 2000 as compared to $11,798,405 for the year ended December 31, 1999. The increase in amortization of intangibles was due to the full write down to amortization expense of the December 31, 2000 carrying value, $78,444,650, of intangibles, including, but not limited to, the agreements with EMI, Zomba, and Platinum, based on the accounting criteria for reflecting the impairment of assets established in Statement of Financial Accounting Standards No. 121. Prior to the write down of the carrying values, the Company recorded $20,261,748 of straight line amortization during the year 2000.

LOSS ON INVESTMENT. As a result of a decline in Platinum's stock price during the three months ended June 30, 2000 and the fact that Platinum was de-listed by the Nasdaq Stock Market, the Company has determined its investment in Platinum of $1,200,000 to have only minimal value and wrote off its investment to expense in the month ended June 30, 2000. This amount consisted of 111,457 and 166,667 unregistered shares of Platinum stock issued to the Company on September 30, 1998 and February 1, 2000, respectively.

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

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. Musicmaker believes the following represent the critical accounting policies of the Company as contemplated by FRR 60 based on our current state of operations. For a summary of all of the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the accompanying consolidated financial statements based on the Company's current activities.

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The Company purchased marketable equity securities which it has classified, for accounting purposes, as available-for-sale securities. Available-for-sale securities are stated at fair value with unrealized holding gains and losses reported as a separate component of stockholders' equity as accumulated other comprehensive income. The fair market value of available-for-sale securities is based on quoted market prices from nationally recognized exchanges. The Company also assesses whether any impairment of the fair value of an available-for-sale security below its cost basis is other than temporary and might require a write down through earnings.

OPERATING LEASE ACCRUALS

The Company has vacated possession of its premises subject to operating leases. We have accrued an expense representing an estimate of the net costs that the Company expects to pay through the end of those operating leases. The recorded value of this accrual requires an estimate of the payment terms and duration of sub-leases for each operating lease. These estimates may change from time to time based on our ability to sub-lease these properties or our ability to terminate some or all of these leases prior to the end of their respective terms. It is possible that future results of operations for quarterly or annual periods could be materially affected by changes to the assumptions and estimates relating to the operating lease accruals.

LEGAL CONTINGENCIES

We are involved in several legal proceedings resulting from our former operations. A significant judgment we make, in consultation with legal counsel, is the determination as to the likelihood that any of the legal claims filed against us will result in a liability for the Company. We record accruals related to the potential loss that we believe provides for the probable and estimable losses related to legal claims. We also disclose any legal claims filed against us that we believe to be significant. It is possible that future results of operations for quarterly or annual periods could be materially affected by changes in our assumptions, or the effectiveness of our settlement or litigation strategies, related to these proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7,819,360 for the year ended December 31, 2001. The cash used in operating activities resulted from the Company's net loss of $10,523,737, a decrease in deferred revenue of $3,100,779, a decrease in accounts payable of $576,560 and other charges of $256,813, offset by a decrease in prepaid expenses and other current assets of $1,925,444, a decrease in accounts receivable of $533,112, a decrease in related party receivables of $88,041, an increase in accrued expenses of $1,115,302 and depreciation expense of $2,976,630.

Cash used in activities characterized as investment activities for accounting purposes was $1,156,369 for the year ended December 31, 2001. The cash outlays were for the purchase of securities classified, for accounting purposes, as available-for-sale securities. Cash provided by investing activities represents the proceeds from the sale and retirement of a majority of all the Company's equipment, offset by the purchase of miscellaneous equipment previously accounted for under operating leases.

Net cash used in financing activities was $9,879,488 for the year ended December 31, 2001. The payment of a $3.00 cash distribution totaling $9,859,488 payable to shareholders of record on March 1, 2001 accounted for substantially all of the cash used in financing activities.

On February 25, 2002 the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the

Company's Common Stock. Shares of Common Stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance.

On February 27, 2002, the Company, along with certain other entities
(together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. ("Fairmarket") (NASDAQ: FAIM) (such amount representing approximately 12.0% of Fairmarket's outstanding common stock).
Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket's outstanding common stock). The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington, a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors.

At December 31, 2001, the Company had $7,596,588 in cash and cash equivalents compared to $26,451,805 at December 31, 2000. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations in 2002, although we can give no assurances in that regard. The Company believes these obligations will primarily relate to contractual obligations on non-cancelable operating leases, costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities which may be undertaken by the Company.

To the extent that management of the Company moves forward on its alternative strategies, such strategies may have a significant impact on our liquidity.

                 FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ AND IS CURRENTLY SUBJECT TO "PENNY STOCK" RULES.

Since our common stock is not listed on a national securities exchange or listed on a qualified automated quotation system, and does not qualify for any available exceptions, it is subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses).

For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

CONCENTRATION OF STOCK OWNERSHIP MAY DELAY OR PREVENT A CHANGE OF CONTROL.

Our directors, executive officers and principal stockholders and their affiliates own a significant percentage of our outstanding common stock. As a result, these stockholders may have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

CERTAIN ALTERNATIVES BEING CONSIDERED BY THE BOARD, IF THEY OCCUR, COULD HAVE A SUBSTANTIALLY DILUTIVE EFFECT ON YOUR INVESTMENT.

The Company's Board of Directors has determined to seek to pursue one or more potential acquisitions. See Item 1. "Business." Such acquisitions could involve the issuance of additional equity in the Company or a future business combination involving the Company. Depending on the terms of any such event, you could experience a substantially dilutive effect on your investment.

WE FACE CONTINGENT LIABILITIES THAT MAY PROVE TO HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO MAXIMIZE SHAREHOLDER VALUE.

As disclosed in "Legal Proceedings", included elsewhere in this Annual Report, we are subject to certain lawsuits that could result in judgments against the Company for, or settlements resulting in, significant monetary awards. Although the Company believes that it has meritorious defenses to such lawsuits, and intends to defend against them vigorously, there can be no assurances that the ultimate outcome of such lawsuits would not have a material adverse effect on the Company and your investment.

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

WE MIGHT BE DEEMED TO BE AN INVESTMENT COMPANY AND SUBJECTED TO RELATED RESTRICTIONS

The regulatory scope of the federal Investment Company Act, which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to companies which do not intend to be characterized as an investment company but which, nevertheless, may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We do not intend and do not consider the Company to be an investment company and our anticipated activities going forward are expected to involve acquiring one or more related or other businesses. To the extent that, pending such developments, we may technically fall within the scope of certain definitional provisions of the Investment Company Act, we would expect to rely on exclusions of limited duration for so-called "transient investment companies" contained in the rules under the Investment Company Act. If we were deemed to be an investment company, our activities would be restricted, including restrictions on the nature of our investments and the issuance or repurchase of securities. We might also be required to register under the Investment Company Act and file reports, or adopt corporate governance rules including significant reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event we were deemed to be an investment company, our failure to satisfy such regulatory requirements would have a material adverse effect on us.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The majority of our sales and expenses are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency hedging to date.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS                                         PAGE
Report of Independent Auditors

Balance Sheets
         As of December 31, 2001 and 2000

Statements of Operations
         For the years ended December 31, 2001, 2000 and 1999

Statements of Stockholders' (Deficit) Equity
         For the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows
         For the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

Schedule II - Valuation and Qualifying Accounts
         For the years ended December 31, 2001, 2000 and 1999

                         Report of Independent Auditors

Board of Directors and Stockholders
Musicmaker.com, Inc.

We have audited the accompanying balance sheets of Musicmaker.com, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musicmaker.com, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming that Musicmaker.com, Inc. will continue as a going concern. As described more fully in Note 1, on January 3, 2001, Musicmaker.com, Inc. ceased operation of its Internet-based custom compact disc marketing business and has no current substantive business operations. The Board of Directors continues to review alternatives for the Company, but has not consummated any significant transactions to date. As a result, the Company's business prospects remain uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                       /s/ Ernst & Young LLP
McLean, Virginia
January 26, 2002

                              Musicmaker.com, Inc.

                                 Balance Sheets

                                                                                    DECEMBER 31,
                                                                           --------------------------------
                                                                               2001               2000
                                                                           -------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $   7,596,588      $  26,451,805
  Accounts receivable, less allowance for doubtful
   accounts of $40,000                                                                 -            533,112
  Prepaid expenses and other current assets                                      192,479          2,117,923
                                                                           --------------------------------
Total current assets                                                           7,789,067         29,102,840

Property and equipment, net                                                            -          3,349,266
Investment in available-for-sale securities                                    1,670,992                  -
Related party account receivable                                                       -             88,041
Other assets                                                                           -          1,000,902
                                                                           --------------------------------
Total assets                                                               $   9,460,059      $  33,541,049
                                                                           ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $     517,281      $   1,093,840
  Accrued expenses                                                             2,767,994          3,979,998
  Deferred revenues                                                                    -          3,100,779
  Current portion of long-term obligations.                                            -             42,857
  Other  current liabilities                                                     153,337             94,971
                                                                           --------------------------------
Total current liabilities                                                      3,438,612          8,312,445

Accrued lease payments                                                         1,326,403                  -
Long-term obligation                                                                   -            128,572
Deferred rent                                                                          -            140,424

Stockholders' equity:
  Common stock, $0.01 par value, 10,000,000 shares authorized;
   3,314,042 shares issued and outstanding                                        33,140             33,140
  Additional paid-in capital                                                 185,391,807        195,246,273
  Accumulated other comprehensive income                                         114,089                  -
  Accumulated deficit                                                       (180,843,992)      (170,320,255)
                                                                           --------------------------------
Total stockholders' equity                                                     4,695,044         24,959,608
                                                                           --------------------------------
Total liabilities and stockholders' equity                                 $   9,460,059      $  33,541,049
                                                                           ================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                              Musicmaker.com, Inc.

                            Statements of Operations

                                                                YEAR ENDED DECEMBER 31,
                                                     2001                2000               1999
                                                -------------       --------------       -------------
Music sales                                     $   3,201,412       $    5,583,505       $     593,841
Advertising sales                                           -                    -             450,000
                                                -------------       --------------       -------------
  Net sales                                         3,201,412            5,583,505           1,043,841
Cost of sales
   Product                                          1,911,686            2,435,774             156,381
   Content                                             13,647            8,610,155           2,157,829
                                                -------------       --------------       -------------
Gross margin                                        1,276,079           (5,462,424)         (1,270,369)

Operating expenses:
  Sales and marketing                                (647,685)          16,093,084           7,682,436
  Operating and development                            85,444            2,595,802           1,596,505
  General and administrative                        8,005,124           10,658,425           5,213,998
  Depreciation and amortization                     2,976,630          102,038,806          12,081,971
  Reorganization                                    2,087,746              774,573                   -
  Loss on investment                                        -            1,200,000                   -
                                                -------------       --------------       -------------
                                                   12,507,259          133,360,690          26,574,910
                                                -------------       --------------       -------------
Loss from operations                              (11,231,180)        (138,823,114)        (27,845,279)

Other income (expense):
   Interest income                                    528,116            2,314,219           1,535,077
   Interest expense                                         -               (1,210)           (384,527)
   Other income                                        27,898                    -                   -
                                                -------------       --------------       -------------
                                                      556,014            2,313,009           1,150,550
                                                -------------       --------------       -------------
Net loss before extraordinary item                (10,675,166)        (136,510,105)        (26,694,729)
Gain on extinguishment of debt                        151,429                    -                   -
                                                -------------       --------------       -------------
Net loss                                          (10,523,737)        (136,510,105)        (26,694,729)
Accretion for Series A preferred stock
  warrants                                                  -                    -            (723,318)
                                                -------------       --------------       -------------
Net loss available to common stockholders       $ (10,523,737)      $ (136,510,105)      $ (27,418,047)
                                                =============       ==============       =============
Basic and diluted net loss before
  extraordinary items per common share          $       (3.22)      $       (41.22)      $      (13.45)
Basic and diluted gain on extinguishment of
  debt per share                                         0.04                    -                   -
                                                -------------       --------------       -------------
Basic and diluted net loss per common share     $       (3.18)      $       (41.22)      $      (13.45)
                                                =============       ==============       =============

Weighted average shares outstanding                 3,314,042            3,311,719           2,038,989
                                                =============       ==============       =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                              Musicmaker.com, Inc.

                  Statements of Stockholders' (Deficit) Equity

                                                                                    ACCUMULATED
                                                            ADDITIONAL                  OTHER
                                         COMMON STOCK        PAID-IN                COMPREHENSIVE    ACCUMULATED
                                       SHARES    AMOUNT      CAPITAL      WARRANTS     INCOME          DEFICIT            TOTAL
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1998           630,949  $  6,309  $   4,675,303  $ 779,059  $           -  $   (7,115,421)   $   (1,654,750)
 Issuance of common stock            2,380,703    23,807    183,319,392          -              -               -       183,343,199
 Issuance of warrants and options            -         -      1,474,269          -              -               -         1,474,269
 Accretion for Series A preferred            -         -       (723,318)         -              -               -          (723,318)
  stock warrants
 Conversion of preferred stock and     287,698     2,878      5,497,222          -              -               -         5,500,100
  notes payable to common stock
 Net loss                                    -         -              -          -              -     (26,694,729)      (26,694,729)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1999         3,299,350    32,994    194,242,868    779,059              -     (33,810,150)      161,244,771
 Issuance of common stock                  823         8         49,992          -              -               -            50,000
 Issuance of warrants and options            -         -        (13,171)         -              -               -           (13,171)
 Exercise of options                    13,869       138        187,975          -              -               -           188,113
 Net loss                                    -         -              -          -              -    (136,510,105)     (136,510,105)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2000         3,314,042    33,140    194,467,664    779,059              -    (170,320,255)       24,959,608
Distribution to shareholders                 -         -     (9,941,988)         -              -               -        (9,941,988)
Amortization of compensatory stock
 options                                     -         -          4,572          -              -               -             4,572
Refund on excess distribution                -         -         82,500          -              -               -            82,500
Unrealized holding gain on
 available-for-sale securities               -         -              -          -        114,089               -           114,089
Net Loss                                     -         -              -          -              -     (10,523,737)      (10,523,737)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2001         3,314,042  $ 33,140  $ 184,612,748  $ 779,059  $     114,089  $ (180,843,992)   $    4,695,044
                                     ==============================================================================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                              Musicmaker.com, Inc.

                            Statements of Cash Flows

                                                                                     YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                         2001              2000                1999
                                                                   -------------        --------------      -------------
OPERATING ACTIVITIES
Net loss                                                           $ (10,523,737)       $ (136,510,105)     $ (26,694,729)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                         2,976,630             3,332,407            283,565
  Amortization                                                                 -            98,706,399         11,798,405
  Interest accretion                                                           -                     -            286,270
  Loss on investment                                                           -               750,000                  -
  Gain on sale of fixed assets                                           (27,898)                    -                  -
  Gain on early extinguishment of debt                                  (151,429)                    -                  -
  Services received in exchange for stock and warrants                     4,572               (13,171)         1,474,269
  Changes in operating assets and liabilities:
    Accounts receivable                                                  533,112                (4,154)          (511,448)
    Prepaid expenses and other current assets                          1,925,444              (658,000)          (767,862)
    Related party account receivable                                      88,041                (6,522)                 -
    Other assets                                                       1,000,902             2,183,983         (2,086,013)
    Accounts payable                                                    (576,560)             (612,938)         1,251,683
    Accrued expenses                                                     114,400             1,870,613          1,222,192
    Deferred revenues                                                 (3,100,779)            2,975,779            125,000
    Other current liabilities                                             58,366                94,971                  -
    Deferred rent and other                                             (140,424)               97,567            (42,857)
                                                                   ------------------------------------------------------
Net cash used in operating activities                                 (7,819,360)          (27,793,171)       (13,661,525)

INVESTING ACTIVITIES
Purchase of available - for - sale securities, net                    (1,556,903)                    -                  -
Proceeds from sale of property and equipment                             435,927                     -                  -
Purchases of property and equipment                                      (35,393)           (4,233,945)        (2,370,584)
                                                                   -------------        --------------      -------------
Net cash used in investing activities                                 (1,156,369)           (4,233,945)        (2,370,584)

FINANCING ACTIVITIES
Payment on long-term obligations                                         (20,000)                    -                  -
Payment of cash distribution to shareholders                          (9,941,988)                    -                  -
Refund on excess distribution                                             82,500                     -                  -
Proceeds from the issuance of convertible notes payable                        -                     -          1,487,500
Payment of fees on convertible notes payable                                   -                     -           (173,875)
Proceeds from issuance of common stock                                         -               188,113         72,036,338
                                                                   -------------        --------------      -------------
Net cash (used in) provided by financing activities                   (9,879,488)              188,113         73,349,963
                                                                   -------------        --------------      -------------
Net (decrease) increase in cash and cash equivalents                 (18,855,217)          (31,839,003)        57,317,854
Cash and cash equivalents at beginning of year                        26,451,805            58,290,808            972,954
                                                                   -------------        --------------      -------------
Cash and cash equivalents at end of year                           $   7,596,588        $   26,451,805      $  58,290,808

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and preferred stock to common stock    $           -        $            -      $   5,500,100
                                                                   =============        ==============      =============
Common stock issued for licensing agreement                        $           -        $       50,000      $ 109,306,860
                                                                   =============        ==============      =============
Issuance and modification of warrants                                          -        $      292,944      $           -
                                                                   =============        ==============      =============
Payment on account receivable with common stock                    $           -        $      450,000      $           -
                                                                   =============        ==============      =============
Common stock issued for marketing agreement                                    -        $            -       $  2,000,000
                                                                   =============        ==============      =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

1.       ORGANIZATION

THE COMPANY

On January 3, 2001, the Board of Directors of musicmaker.com, Inc. ("musicmaker", the "Company") as then constituted voted unanimously to cease the operations of its Internet-based custom CD-marketing business. The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

The present Board determined to review alternatives for the Company going forward, which included, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of musicmaker as a public company which might pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which would require stockholder approval. On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,998 to its stockholders.

Thereafter, the Board determined to seek to pursue one or more potential acquisitions of other publicly traded or privately held companies or significant interests in such companies, with a view to refocusing the Company's strategic direction. While the Company has actively examined certain potential acquisition transactions and believes that attractive opportunities exist, there can be no assurance whether, when, or on what terms the Company will complete any such acquisition.

Until the events described above, the Company was a provider of customized music CD compilations and music digital downloads. The Company sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail-order promotions.

In connection with the Company's cessation of its Internet-based custom CD-marketing business, the Company hired a professional auction firm in February 2001 to assist in the sale of all of the Company's remaining furniture and equipment. As a result of the auction process, which was substantially completed by July 2001, the Company received gross proceeds of $435,927.

In addition, effective as of July 1, 2001, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company.

Effective July 1, 2001, Barington has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington.

The Company's financial statements as of December 31, 2001 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2001, the Company had $7,596,588 in cash and cash equivalents compared to $26,451,805 at December 31, 2000. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy our obligations in 2002, although it can give no assurances in that regard. The Company believes these obligations will primarily relate to contractual obligations on non-cancelable operating leases, costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities which may be undertaken by the Company. As noted above, the Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Net sales were recognized at the time merchandise was shipped to customers for custom CDs and upon execution of orders for digitally downloaded songs.

Deferred revenue was recorded upon receipt of cash in advance from customers. The Company recognized revenue at the time merchandise was shipped to customers and all obligations of the Company had been fulfilled.

Advertising sales on banner contracts and interfaces and links to other websites were recognized ratably over the period in which the advertisement and/or link were displayed, provided that no significant obligations remained at the end of the period and collection of the resulting receivable was probable.

SIGNIFICANT CUSTOMERS

In February 2001, the Company fulfilled its contract with the Pepsi-Cola Company. As a result, the Company recognized the remaining $3,100,779 of revenue under the contract, which represented approximately 97% of the Company's total revenue for the year ended December 31, 2001. For the year ended December 31, 2000, two customers generated 50% of the Company's total revenue.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances are held in an account managed by Barington. Barington and an affiliate are members of BCG Strategic Investors, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock.

INTANGIBLE ASSETS

Prior to the Company's cessation of its Internet-based custom CD marketing business, the Company entered into license agreements with various record labels. The Company recorded the assets based on the fair market value of the consideration granted and was amortizing the assets over the life of the license agreements. At December 31, 2000, the carrying value of the intangibles was assessed at zero and the value was written off to amortization. See Note 5.

IMPAIRMENT OF LONG-LIVED ASSETS

At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121,

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company evaluates the carrying amount of long-lived assets to be held and used, including property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying amount of a long lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. For the year ended December 31, 2001 and 2000 the Company recorded impairment allowances of $2,276,731 and $2,000,000, respectively. At December 31, 2001 all property and equipment had a carrying value of zero. See Note 3.

COST OF SALES

In accordance with Statement of Financial Accounting Standards No. 50, "FINANCIAL REPORTING IN THE RECORD AND MUSIC INDUSTRY," royalty advances and minimum guarantees to music labels were recorded as an asset if the past performance and current popularity of the music to which the advance related provided a sound basis for estimating the probable future recoupment of such advances. Advances were then expensed as subsequent royalties were earned. Any portion of advances that subsequently appeared not to be fully recoverable from future royalties were charged to expense during the period in which the loss became evident.

The Company includes in cost of sales royalty expenses incurred based on usage per music track. Royalty charges resulted in cost of sales, related to music content, of $13,647, $8,610,155, and $2,157,829 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. The Company may be required to make additional advances upon the anniversaries of the signing of these initial contracts and expenses them as incurred.

OPERATING AND DEVELOPMENT COSTS

Operating and development costs relating to the Company's proprietary custom CD compilation software technology were expensed as incurred. The Company has incurred research and development costs of approximately $72,000, $511,000 and $744,000 in the years ended December 31, 2001, 2000 and 1999, respectively. Operating and development costs also include network and non-capitalized website costs.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. The Company incurred approximately ($1,167,000), $7,970,000, and $4,614,000 in advertising costs for the years ended December 31, 2001, 2000 and 1999, respectively.

INVESTMENTS

Securities classified for accounting purposes as available-for-sale securities consist of marketable equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are stated at fair value with unrealized holding gains and losses reported as a separate component of stockholders' equity as accumulated other comprehensive income. Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other income (expense.) The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold.

As of December 31, 2001, the Company had available-for-sale investments with a fair market value of $1,670,992 and a cost basis of $1,556,903. The gross unrealized gains of $114,089 have been recorded as a separate component of other comprehensive income.

As of December 31, 2001 the Company held the following equity positions:

                 Liquid Audio Inc. (NASDAQ:  LQID)             626,100 shares
                 Clarus Corporation (NASDAQ:  CLRS)              6,195 shares
                 Vulcan International Corp. (AMEX: VUL)          4,000 shares

All investments are held in an account managed by Barington. Barington and an affiliate are members of BCG Strategic Investors, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock.

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

COMPREHENSIVE INCOME/(LOSS)

The Company separately reports net loss and comprehensive income or loss pursuant to SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's comprehensive loss for the year ended December 31, 2001 totaled $10,409,648 and is comprised of the Company's net loss of $10,523,737, partially offset by $114,089 of unrealized gains related to available-for-sale securities. Comprehensive loss equals net less for all other periods presented.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. As of December 31, 2001, the Company did not have any equity instruments outstanding to employees.

RECLASSIFICATIONS

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

3.       PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the asset's estimated useful life or the lease term, ranging from three to ten years.

At December 31, 2000, the Company reviewed its property and equipment for impairment and determined to record an impairment allowance based on the criteria established in SFAS No. 121. This determination was based on the fact that the Company suspended its website, and suspended sales of custom CDs and that digital downloads as of January 3, 2001 and the computer equipment is technologically obsolete in certain respects. As a result, the Company recorded an additional $2,000,000 in depreciation expense to estimate the value of the impairment.

As of June 30, 2001, the Company had sold all of its remaining furniture and equipment at auction for gross proceeds of $435,927 and realized a gain of $27,898 which is included in other income. Additionally, the Company reviewed its leasehold improvements for impairment and determined an impairment allowance existed for the book value at June 30, 2001 as the Company was currently vacating the space and there was no salvage value for the leasehold improvements. As a result, the Company recorded an additional $2,276,731 in depreciation expense. Property and equipment consist of the following:

                                                                  DECEMBER 31,
                                                         -----------------------------
                                                                    2001          2000
                                                         ---------------- ------------
            Computer equipment and software              $             -  $  4,144,491
            Leasehold improvements                             2,538,736     2,538,736
            Furniture and equipment                                    -       374,374
            Automobile                                                 -        18,674
                                                         ---------------- ------------
                                                               2,538,736     7,076,275
            Less accumulated depreciation                       (262,005)   (1,727,009)
            Less impairment allowance                         (2,276,731)   (2,000,000)
                                                         ---------------  ------------
                                                         $            --  $  3,349,266
                                                         ===============  ============

4.       INVESTMENT IN PLATINUM

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

As a result of a decline in Platinum's stock price during the second quarter 2000, the fact that Platinum was delisted by the Nasdaq Stock Market and the fact that Platinum declared bankruptcy in July 2000, the Company determined its investment of $1,200,000 in Platinum to have only minimal value and wrote off its investment to expense.

5.       INTANGIBLES

In connection with the exclusive music license, stock exchange and marketing agreements signed with Platinum in

1998, the Company recorded an intangible asset for licensing fees of $900,000. (See Note 6). The asset recorded was the difference in fair market values of Musicmaker's common stock issued to Platinum and the Platinum common stock issued to the Company. The Company was amortizing the intangible on a straight-line basis over the five-year period of the license agreement.

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

In January 2000, the Company issued a warrant exercisable for 5,882 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement, granting Musicmaker.com access to certain sound recordings for a period of five years. The Company recorded an intangible asset of $292,922 which was to be amortized over five years, however in accordance with the criteria of SFAS No. 121, the intangible was fully amortized at December 31, 2000.

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

Intangible assets consist of the following:

                                                                   DECEMBER 31,
                                                         ------------------------------
                                                              2000            1999
                                                         -------------  ---------------
            Platinum license agreement                   $           -  $       900,000
            EMI license agreement                                    -       86,625,610
            Zomba license agreement                                  -       20,000,000
            TeeVee Toons license agreement                           -        2,681,250
                                                         -------------  ---------------
                                                                     -      110,206,860
            Less accumulated amortization                            -      (11,843,405)
                                                         =============  ===============
                                                         $           -  $    98,363,455
                                                         =============  ===============

See Note 8 for discussion of equity investments issued in connection with licensing agreements.

6.       ACCRUED EXPENSES

Accrued expenses as of December 31, 2001 and 2000 are comprised of the following:

                                                                    DECEMBER 31,
                                                         -------------------------------
                                                                 2001           2000
                                                         --------------  ---------------
            Current portion of lease payments (Note 10)  $    1,487,302  $             -
            Professional fees                                   123,153          597,949
            License and royalty fees                            919,000          627,717
            Taxes                                                80,440           58,262
            Employee related expenses                                 -          632,334
            Advertising expenses                                 87,500          973,042
            Legal settlement                                          -          850,000
            Other                                                70,599          240,694
                                                         --------------  ---------------
                                                         $    2,767,994  $     3,979,998
                                                         ==============  ===============

7.       LONG-TERM OBLIGATIONS, CONVERTIBLE NOTES PAYABLE AND OTHER DEBT
ARRANGEMENTS

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

In May of 2001, the Company settled its obligation for $20,000 and recorded an extraordinary gain on the early extinguishment of debt of $151,429. Pursuant to the terms of the settlement, the Company was released from all monetary claims that the Foundation may have had against the Company.

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

8.       COMMON STOCK AND CONVERTIBLE PREFERRED STOCK

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

In connection with the exclusive music license, stock exchange and marketing agreements signed with Platinum on September 30, 1998, the Company issued 79,885 shares of common stock to Platinum (valued at $1,650,000) and Platinum issued 111,457 shares of its unregistered common stock to the Company (having an aggregate value of $750,000). The Company recorded the difference in the fair market values of the two stocks as licensing fees.

In January 1999, the Company completed its common stock private placement to outside investors and issued 58,738 shares of common stock at $20.60 per share for a total of $1,213,250. The Company paid a commission of approximately $97,000 related to this private placement and issued a warrant to purchase 10,896 shares of common stock with an exercise price of $20.60 per share, which expires on January 14, 2004.

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

9.       CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

10.      STOCK OPTION PLAN

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

                                                                   YEAR ENDED DECEMBER 31,
                                                2001                        2000                        1999
                                       -----------------------   -------------------------    ------------------------
                                         SHARES       WEIGHTED    SHARES          WEIGHTED      SHARES        WEIGHTED
                                                      AVERAGE                      AVERAGE                     AVERAGE
                                                      EXERCISE                    EXERCISE                    EXERCISE
                                                        PRICE                       PRICE                       PRICE
                                       -----------------------   --------         --------     -------        --------
Outstanding at beginning of year          258,713      $ 39.35    234,445         $  40.20     123,978        $  19.30
Options granted                                 -      $     -    214,289         $  42.73     110,667        $  63.70
Options exercised                               -      $     -    (13,869)        $  13.59           -        $      -
Options canceled or expired              (189,957)     $ 38.04   (176,152)        $  46.62        (200)       $ 130.00
                                        ---------      -------   --------         --------     -------        --------
Outstanding at end of year                 68,756      $ 42.93    258,713         $  39.35     234,445        $  40.20
                                        =========      =======   ========         ========     =======        ========
Exercisable at end of year                 55,923      $ 39.15    115,484         $  34.31      89,690        $  32.60
                                        =========      =======   ========         ========     =======        ========

                           OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
                                          WEIGHTED-AVERAGE
                             NUMBER       REMAINING
                           OUTSTANDING    CONTRACTUAL           WEIGHTED-AVERAGE       NUMBER               WEIGHTED-
RANGE OF EXERCISE             AS OF      LIFE (IN YEARS)       EXERCISE PRICE       EXERCISABLE AS OF    AVERAGE EXERCISE
      PRICE                 12/31/01                                                    12/31/01              PRICE
-------------------------------------------------------------------------------------------------------------------------
      $ 20.00 to $ 23.00        30,256           3.69             $ 21.98                30,256             $ 21.98

      $ 35.01 to $ 60.00        38,500           3.04             $ 59.40                25,667             $ 59.40
-------------------------------------------------------------------------------------------------------------------------
                                68,756           3.32             $ 42.93                55,923             $ 39.15
                                =========================================================================================

The Company applies APB 25 in accounting for its stock option plan and, accordingly, recognized compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect on net loss and net loss per share for the year ended December 31, 2001 was not significant. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in net losses of $138,936,383 and $28,280,720, in 2000 and 1999, respectively, with a net loss per share of $41.96 and $13.86, respectively. The effect of applying SFAS 123 as stated above is not necessarily representative of the effects on reported net income for future years.

In 1999, the Company issued four consultants a total of 14,509 stock options with exercise prices ranging from $20.70 to $34.30 per share and exercise terms of one or five years. The options vest per the individual stock option agreements over periods ranging from immediately to three years. The Company revalued these options at each reporting period and recorded (income) expense of ($141,000) and $514,000 in 2000 and 1999, respectively, related to these stock options. The Company calculated the expense using the Black-Scholes option pricing model.

In 2001, the Board of Directors approved the issuance of an aggregate of 46,147 shares of Company Common Stock and stock options to board members for services provided in their role as directors. As of December 31, 2001, such shares of Company Common Stock and stock options had not been issued.

On January 12, 2001, the Company issued a stock appreciation right for 75,000 shares to each of James Mitarotonda and Seymour Holtzman. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $4.563, as adjusted from time to time. The stock appreciation right is exercisable immediately and expires on January 12, 2006. No compensation expense has been recorded during the year ended December 31, 2001, as the Company's stock price was lower than the stock appreciation right's exercise price.

11.      WARRANTS

The following table summarizes all common and preferred stock warrant activity:

                                                      YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                                2001           2000          1999
                                              --------        -------      -------
 Outstanding at beginning of year              401,826        385,944      304,157
 Warrants issued                                     -         35,882       83,239
 Warrants exercised                                  -              -       (1,452)
 Warrants expired                             (112,848)       (20,000)           -
                                              --------        -------      -------
 Outstanding at end of year                    288,978        401,826      385,944
                                              ========        =======      =======

12.      INCOME TAXES

At December 31, 2001, the Company had net operating loss carryforwards of $121.8 million and capital loss carryforwards of $1.2 million. The timing and manner in which the remaining operating loss carryforwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carryforwards will expire principally in the years 2019 through 2021. The capital loss carryforward will expire in 2005. As the Company has not generated earnings and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax assets has been recorded. The change in the valuation allowance was $3,924,499. There was no current or deferred provision for income taxes for the years ended December 31, 2001, 2000 or 1999.

The total NOL of $121.8 million has been reduced, for financial reporting purposes, by $13.8 million which is unlikely ever to be utilized due to the operation of the Section 382 provisions. The remainder of the NOL also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOLs therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

Net deferred tax assets consist of:

                                                                                 DECEMBER 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------
        Deferred tax assets:
           Intangibles                                                   $ 20,222,642      $ 28,935,545
           Start up expenses                                                  112,908           230,054
           Deferred compensation                                                    -           290,556
           Warrants                                                                 -           504,519
           Trademark expense                                                        -           114,000
           Reserves and other                                                 955,329           832,414
           Capital loss carryforward                                          447,600           456,000
           Net operating loss carryforward                                 40,299,315        33,077,540

                                                                         ------------      ------------
           Deferred tax assets before valuation allowance                  62,037,794        64,440,628

        Less valuation allowance                                          (62,037,794)      (64,440,628)

                                                                         ------------      ------------
        Net deferred tax assets                                          $          -      $          -
                                                                         ============      ============

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                                 2001                    2000                1999
                                                             --------------------------------------------------------
Expected tax benefit at federal statutory tax rate           $ (3,578,071)            $ (46,413,436)     $ (9,076,208)

Future state benefit, net of federal benefit                     (347,283)               (5,460,404)       (1,067,789)

Nondeductible expenses and other                                      855                   184,329            52,905
Increase in valuation allowance                                 3,924,499                51,689,511        10,091,092

                                                             --------------------------------------------------------
                                                             $          -             $           -      $          -
                                                             ========================================================

13.      COMMITMENTS AND CONTINGENCIES

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

Fixed commitments on contracts entered into as of December 31, 2001 totals $260,000 and is payable in 2002.

14.      OPERATING LEASES

The Company leased its office facility under operating lease agreements that were entered into during 1999 and 1998. Operating lease expense for the years ended December 31, 2001, 2000 and 1999 was $2,326,000, $1,540,000 and
$790,000, respectively. As of December 31, 2001, the Company has either terminated its operating leases or stopped using the leased assets. As a result, the Company has accrued for estimated future rent payments, net of estimated sublease payments. As of December 31, 2001, the Company has $2,813,705 accrued for future rent payments under operating leases. The lease payments presented below are shown net of subleasing income.

Future minimum lease payments as of December 31, 2001 are as follows:

         YEAR ENDED DECEMBER 31,
         -----------------------
             2002 (net of sublease income of $390,485)                       $ 1,015,068
             2003 (net of sublease income of $415,705)                         1,042,909
             2004 (net of sublease income of $420,749)                         1,069,140
             2005 (net of sublease income of $420,749)                         1,038,772

             2006 (net of sublease income of $210,574)                          1,217,860
             Thereafter                                                         4,515,988
                                                                             ------------
                                                                             $  9,899,737
                                                                             ============

15.      LITIGATION

On February 25, 2000, a purported securities class action complaint, PAUL A. ROSENFELD, ET AL. V. MUSICMAKER.COM, INC., ET AL., No. 00-02018 CAS (MANx), was filed in the United States District Court for the Central District of California. At least four nearly identical complaints were filed shortly after the original action was filed. On June 30, 2000, Plaintiffs filed a consolidated and amended complaint (the "Class Action Complaint"), IN RE MUSICMAKER.COM SEC. LITIG., No. 00-02018 CAS (MANx). Named as defendants are musicmaker.com, Inc., EMI Group, PLC, EMI Recorded Music, EMI Recorded Music North America, Virgin Holdings, Inc., Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A.B. Smith, and John A. Skolas. The Class Action Complaint alleges that the Company violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder ("Rule 10b-5"), by making false and misleading statements in the Company's filings with the SEC and in press releases concerning musicmaker's access to recordings pursuant to certain licensing agreements during the period from July 7, 1999, through November 15, 1999. The claims are purportedly brought on behalf of all persons who purchased musicmaker stock during that period, including investors who purchased stock during the Company's initial public offering, as well as those who purchased stock thereafter. Plaintiffs seek unspecified compensatory damages and/or rescission, as well as attorneys' fees and costs. On September 27, 2000, the defendants filed a motion to dismiss the Class Action Complaint. In June 2001 the court denied the motion to dismiss in part, granted it in part, and in August 2001 denied a subsequent motion for reconsideration with respect to the motion to dismiss. In September 2001 plaintiffs filed a Third Consolidated Amended and Supplemental Class Action Complaint, asserting the same causes of action against the Company as were alleged in the Class Action Complaint (the "Third Amended Complaint"). In October 2001 the Company answered the Third Amended Complaint, denying liability to the plaintiffs on any cause of action. In April 2001 several plaintiffs filed a purported non-class action complaint against the same defendants named in the Class Action Complaint (including the Company). The plaintiffs in this action subsequently filed an amended complaint (this complaint, as amended, the "Butler Complaint") in September 2001. The Butler Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, as well as common law fraud and negligent misrepresentation claims relating to the same general types of purported misrepresentations set forth in the Class Action Complaint. However, the alleged misrepresentations set forth in the Butler Complaint allegedly occurred during the period from November 15, 1999 through at least April of 2000. On January 21, 2002, the parties participated in a mediation in an attempt to settle matters set forth in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint. That mediation failed to yield a settlement. However, the parties have agreed to participate in another mediation session on May 14, 2002. In the interim, the parties have agreed to pursue limited non-party discovery. The Company believes the allegations contained in the Class Action Complaint and the Butler Complaint are without merit and intends to defend against them vigorously. However, these lawsuits could materially and adversely affect the Company's financial condition and results of operations based on a number of factors, including legal expenses, diversion of management's time and attention, and payment of judgments or settlements in excess of available insurance.

The Company has also been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into with Classicberry Limited and the Black Crowes partnership in the case of the first lawsuit (the "Classicberry Lawsuit"), with Profile Publishing and Management Corporation ApS in the case of the second lawsuit (the "Profile Lawsuit"), and with Koch Entertainment LLC in the case of the third lawsuit (the "Koch Lawsuit"). The lawsuits each seek an aggregate of approximately $250,000, representing what the respective plaintiffs allege is the balance owed by the Company under the agreements. The Company has asserted various counterclaims and affirmative defenses to each of the Profile Lawsuit and the Koch Lawsuit and intends to vigorously oppose such actions. With respect to the Classicberry Lawsuit, in December 2001 the District Court granted the plaintiff's motion for summary judgment and denied the Company's cross-motion. The Company has filed a notice of appeal and is in the process of securing a bond that will stay enforcement of the judgment.

On January 3, 2001, we paid the balance of $825,000 remaining due in settlement of prior litigation involving TeeVee Toons, Inc. and related parties.

In 1998, we received notice from Magix Entertainment Products GmbH, a German company ("Magix") claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in federal court in New York. The case is captioned Musicmaker.com, Inc., v. Magix Entertainment Products GmbH, No. 99 Civ. 11577 (BSJ) (S.D.N.Y.). The Company has asked the court, among other things, to declare that we own the trademark MUSICMAKER and the domain name MUSICMAKER.COM and that we are entitled to use them in connection with our business. Magix has filed counterclaims alleging, among other things, that we infringe its trademark rights.

In May of 2001, the Company settled its obligation of $171,429 to Music Maker Relief Fund (the "Foundation") for $20,000. Pursuant to the terms of the settlement, the Company was released from the monetary claims that the Foundation may have had against the Company under a contract dated July 1, 1998, between the Company and the Foundation. Under the terms of the settlement, the Company can no longer use the trademark "musicmaker" but we can continue to use the domain name musicmaker.com, Inc. The Company is presently considering alternative names.

On March 12, 2002, the Company was served a "Bill of Complaint" by the owner of Parkridge Five Associates Limited, the owner of the Parkridge Property, seeking restoration of the security deposit in the amount of $664,344, which the owner maintains has been depleted by application to rent payments in prior months. See
Item 2 "Properties". The Company is in discussion with the landlord with respect to these premises. See Item 2. "Properties".

The costs and other effects of pending or future litigation, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), could have a material adverse effect on Musicmaker's business, financial condition and operating results.

16.      INFRASTRUCTURE REORGANIZATION

On September 28, 2000, the Company announced an infrastructure reorganization that reduced full-time staff levels by 30% or 27 individuals. The $774,573 reorganization charge consisted of severance packages for the involuntarily terminated employees. Employee terminations occurred within the marketing, engineering, fulfillment, and administration departments. The Company did not dispose of any assets or discontinue any products as a result of the September 2000 reorganization. All amounts related to this charge were paid as of December 31, 2000.

On January 3, 2001, the Company's Board of Directors as then constituted voted unanimously to cease the operations of its Internet-based custom CD-marketing business. As a result, pending the present Board's ongoing review of alternatives for the Company going forward, the Company suspended its website, bought out several equipment leases and terminated 44 employees which represented 83% of the work force. Severance packages, totaling approximately $1,714,000, were granted to these employees based on length of service with the Company. Additionally, the Company accrued the severance costs of approximately $374,000 related to the remaining employees. As of June 30, 2001, the Company had no employees other than its President and Chief Executive

Officer and Chief Financial Officer. All amounts related to this charge have been paid as of December 31, 2001.

17.      RELATED PARTY TRANSACTIONS

In December 1998, the Company advanced a stockholder and officer $81,519. The advance was payable on or before January 1, 2003 and bears interest at 8% per annum. The note was deducted from the officer's severance payment in January 2001.

In connection with the Company's cessation of its Internet-based custom CD-marketing business, effective as of July 1, 2001, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company.

Effective July 1, 2001, Barington has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington. In consideration of the foregoing, the Company pays Barington a $5,000 monthly fee. In addition, the Company pays $5,000 per month, each, to Mr. Mitarotonda and Mr. Holtzman for services performed. For the year ended December 31, 2001, the Company expensed $100,000 in payments to related parties, which is included in general and administrative expenses.

18.      NET LOSS PER SHARE

The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                             YEAR ENDED DECEMBER 31,
                                         -------------------------------
                                          2001        2000       1999
                                         -------     -------     -------
Stock options                                  -     258,713     234,445
Warrants                                 288,978     401,826     385,944

19.      401(k) PLAN

The Company provided a 401(k) plan (the "Plan") for all employees. Contributions are made through voluntary employee salary reductions and discretionary matching by the Company. The Company did not make matching contributions to the Plan on behalf of its employees during 2001.

On February 13, 2001, the Company's Board of Directors approved the termination of the Plan. The Plan termination was effective on April 2, 2001.

20.      SHAREHOLDER DISTRIBUTION

On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of common stock as of March 1, 2001, the record date. The distribution totaled $9,941,988 and was paid in March 2001. The distribution included $82,500 paid in error to a former stockholder of the Company whose stock was not returned to the Company until after the establishment of the record date for the distribution, which amount was subsequently returned by the stockholder, leading the Company to record a net distribution of $9,859,488 as a reduction of stockholder's equity.

21.      SUBSEQUENT EVENTS (UNAUDITED)

On February 25, 2002 the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's Common Stock. Shares of Common Stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance.

On February 27, 2002, the Company, along with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. ("Fairmarket")(NASDAQ: FAIM)(such amount representing approximately 12.0% of Fairmarket's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket's outstanding common stock). The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors. Messrs. Mitarotonda and Holtzman are managing members, and Barington and an affiliate of Jewelcor are members, of BCG Strategic Investors LLC, which together with certain affiliates beneficially owns approximately 38% of the Company's Common Stock.

                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS

                                  MUSICMAKER.COM, INC.

B.            FOR YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

Description                      Balance at        Additions
                                Beginning of      Charged to        Deductions    Balance at End
                                    Year            Expense       From Reserves      of Year
                                    ----            -------       -------------      -------

2001                                 $ 40,000     $      -          $ 40,000       $      -
----
Deducted from accounts
receivable:
  For doubtful accounts
2000                                 $ 75,000     $ 55,000          $ 90,000       $ 40,000
----
Deducted from accounts
receivable:
  For doubtful accounts
1999                                 $      -     $ 75,000          $      -       $ 75,000
----
Deducted from accounts
receivable:
  For doubtful accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III.

The information, and accompanying exhibits called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Annual Report relates.

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

(a)(3) Exhibits

Please see subsection (c) below.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed through December 31, 2001.

(c)      Exhibits.

1.1      Form of Underwriting Agreement between Musicmaker.com, Virgin Holdings, Inc. and Ferris, Baker Watts, Incorporated,
         Fahnestock & Co. Inc. and C. E. Unterberg, Towbin as Representatives.+
3.1      Form of Amended and Restated Certificate of Incorporation.+
4.1      Form of Common Stock Certificate.+
5.1      Opinion of Venable, Baetjer and Howard, LLP regarding legality.+
10.1     Amended and Restated Employment Agreement between the Company and Robert P. Bernardi dated December 8, 1997, amended on
         February 12, 1999.+
10.2     Amended and Restated Employment Agreement between the Company and Devarajan S. Puthukarai dated December 8, 1997, amended on February 12, 1999 and on May 19, 1999.+
10.3     Consulting Agreement dated January 23, 1997, between the Company and Irwin H. Steinberg, amended on January 1, 1998, and amended by letters to the Company dated August 28, 1998 and August 31, 1998.+
10.4     Letter Agreement dated June 12, 1998, between the Company and The Columbia House Company.+
10.5     The Company's Amended Stock Option Plan.+
10.6     Marketing Agreement dated September 30, 1998, between Platinum Entertainment, Inc. and the Company.+
10.7     Memorandum of Understanding between the Company and Audio Book Club, Inc. dated January 18, 1999.+
10.8     Office/Warehouse/Showroom Lease dated January 15, 1998 between the Company and Century Properties Fund XX.+
10.9     Form of Lock-up Agreement.+
10.10.1     Loan and Security Agreement between the Company and Imperial Bank dated March 12, 1999.+
10.10.2     Standby Letter of Credit and Security Agreement dated March 9, 1999, and Addendum thereto dated March 5, 1999.+
10.11    Master Equipment Lease dated January 8, 1999 between the Company and Boston Financial & Equity Corporation.+
10.12    Agreement of Lease between 570 Lexington Company, L.P. and the Company dated February 26, 1999.+
10.13    License Agreement between the Company and Virgin Holdings, Inc. dated June 8, 1999.+
10.14    Agreement between the Company and Virgin Holdings, Inc. dated June 8, 1999.+
10.15    Stockholders' Agreement between the Company, Virgin Holdings, Inc. and the other Stockholders listed on Schedule I dated
         June 8, 1999.+
10.16    Registration Rights Agreement between the Company, Virgin Holdings, Inc., Rho Management Trust I, The Columbia House
         Company and the other Stockholders listed on Schedules I and II dated June 8, 1999.+
10.17    Co-Branding and Media Purchase Agreement between the Company and Spinner Networks, Inc. dated March 26, 1999.+
10.18    Note Purchase Agreement between Rho Management Trust I and the Company dated as of June 23, 1999.+
10.19    Demand Promissory Note in the aggregate principal amount of $1,000,000 issued by the Company to Rho Management Trust I dated as of June 23, 1999.+
10.20    Office Lease (1740 Broadway, 23rd Floor, New York, NY 10019) commencing January 15, 2000#
10.21    Office Lease (10780 Parkridge Blvd., Suite 50, Reston, VA 20191) commencing January 15, 2000#
10.22    Loan agreement between the Company and Devarajan Puthukarai#
10.23    Interactive marketing agreement between the Company and American Online, Inc., dated September 15, 1999#
10.24    Stockholders Agreement dated January 12, 2001, among Musicmaker.com, Inc. and BCG Strategic Investors, LLC, Barington
         Capital Group, L.P., Barington Companies Equity Partners, L.P. and Dot Com Investment Corporation.$

23.1     Consent of Ernst & Young LLP, Independent Auditors.$$
24       Power of Attorney (Contained on the signature page).#

+ Previously filed as an exhibit to Musicmaker.com, Inc.'s registration statement on Form S-1, as amended and incorporated herein by reference.
# Previously filed as an exhibit to Musicmaker.com, Inc.'s Form 10-K annual report for the year ended December 31, 1999 and incorporated herein by reference.
* Previously filed as an exhibit to Musicmaker.com, Inc.'s information statement on Form DEF 14C on September 27, 2000 and incorporated herein by reference.
% Previously filed as an exhibit to Musicmaker.com, Inc.'s Form 8-A12G filed on December 29, 2000 and incorporated herein by reference.
$ Previously filed as an exhibit to Musicmaker.com, Inc.'s Form 10-K annual report for the year ended December 31, 2000 and incorporated herein by reference.

$$ Filed herewith.

                                   SIGNATURES


   /s/ JAMES MITAROTONDA
   -----------------------------        Chief Executive Officer,
   James Mitarotonda                    President


   /s/ SEYMOUR HOLTZMAN
   -----------------------------        Chairman
   Seymour Holtzman


   /s/ IRWIN H. STEINBERG
   -----------------------------        Director
   Irwin H. Steinberg


   /s/ JOSEPH WRIGHT, JR.
   -----------------------------        Director
   Joseph Wright, Jr.


   /s/ DEVARAJAN S. PUTHUKARAI
   -----------------------------        Director
   Devarajan S. Puthukarai


   /s/ WILLIAM SCRANTON
   -----------------------------        Director
   William Scranton


   /s/ JESSE CHOPER
   -----------------------------        Director
   Jesse Choper


   /s/ MELVYN BRUNT
   -----------------------------        Chief Financial Officer and Secretary
   Melvyn Brunt