Form 10-K/A
period 2001-12-31
MUSICMAKER COM INC
filed 2002-04-30
CIK 1079786

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
    (State or Other Jurisdiction of                         (I.R.S. Employer
             Incorporation                                 Identification No.)

                        c/o Barington Capital Group, L.P.
                         888 Seventh Avenue, 17th Floor
                            New York, New York 10019
                     (Address of Principal Executive Office)
                                   (Zip Code)

Registrant's telephone number, including area code:     (212) 974-5700

Securities registered pursuant to Section 12(b)
None of the Securities Act:                             None

Securities registered pursuant to Section 12(g)         Common Stock, par value
of the Securities Act:                                  $.01 per share

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,470,609 as of April 26, 2002, based upon the closing price of such equity as of such date.

As of April 26, 2002, 3,313,996 shares of the issuer's common stock, par value $0.01 per share (the "Common Stock"), were outstanding.

This Amendment No. 1 on Form 10-K/A to the annual report of musicmaker.com, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2001 is being filed to add the information required to be set forth by Part III.

                                    PART III

Item 10.          Directors and Executive Officers

      Set forth below is certain information regarding the directors and executive officers of the Company.

Name                           Age    Position
----                           ---    --------

Seymour Holtzman............   66     Chairman of the Board of Directors
James Mitarotonda...........   47     President and Chief Executive Officer
Jesse Choper................   66     Director
Devarajan S. Puthukarai.....   58     Director
William W. Scranton, III....   54     Director
Irwin Steinberg.............   80     Director
Joseph Wright, Jr...........   63     Director

      Seymour Holtzman has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., formerly a New York Stock Exchange company that operated a nationwide chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and Chief Executive Officer of Gruen Marketing Corp, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five (5) years, Mr. Holtzman has been the Chairman and Chief Executive Officer of Jewelcor Management, Inc, an entity primarily engaged in investment and management services; C.D. Peacock, Inc., a prominent Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently the Chairman of the Board of two public companies: Designs, Inc. (NASDAQ "DESI") and musicmaker.com, Inc. (OTC bulletin board "HITS"). Mr. Holtzman is a former Chairman of the Board and a current Director of Little Switzerland, Inc. (OTC bulletin board "LSVI"), a leading jewelry retailer in the Caribbean, Alaska and Key West, Florida. Mr. Holtzman is also on the Board of Directors of Northeast Pennsylvania Financial Group, Inc. (AMEX "NEP"), the holding company for First Federal Bank, a $800 million bank based in Hazleton, Pennsylvania. As of January 2000, Mr. Holtzman became one of ten outside advisors to Barington Companies Equity Partners, L.P. James
Mitarotonda is the President and Chief Executive Officer of Barington Companies Investors, LLC, which is the General Partner of Barington Companies Equity Partners, L.P. Jewelcor Management, Inc. is a limited partner in Barington Companies Equity Partners, L.P. Mr. Holtzman has been an investor in banks and savings and loans since 1972.

      James Mitarotonda is President, Chief Executive Officer and a director of the Company and has served in such capacities since January 2001. Mr. Mitarotonda is also the Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P. He has held these positions for at least the last five years. Mr. Mitarotonda co-founded Barington Capital Group, L.P. in November 1991. Mr. Mitarotonda is also President and Chief Executive Officer of Barington Companies Investors, LLC, the General Partner of Barington Companies Equity Partners, L.P., a small capitalization value fund in which the General Partner seeks to be actively involved with its portfolio companies in order to enhance shareholder value. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates. From December 1984 to May 1988, Mr. Mitarotonda was Senior Vice President/Investments of DH Blair & Co., Inc. Earlier in his career, Mr. Mitarotonda was employed by Citibank, N.A. in an executive capacity having management responsibility for two of Citibank's business banking branches. During his tenure at Citibank, Mr. Mitarotonda became Regional Director of Citibank's Home Equity Financing and Credit Services. Mr. Mitarotonda is a member of the Alumni Advisory Council of New York University's Stern School of Business and is a member of the Executive Committee and Co-Chairman of Membership for the Gotham Chapter of the Young President's Organization. Mr. Mitarotonda graduated from New York University's Leonard N. Stern School of Business with a Master of Business Administration degree and from Queens College with a Bachelor of Arts degree with honors in Economics.

      Jesse Choper has served as a member of the Company's Board of Directors since May 2001. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law where he has taught since 1965. Professor Choper was the Dean of the Law School from 1982 to 1992. He has been a visiting professor at Harvard Law School, Fordham Law School, University of Milan in Italy Law School and Universitad Autonoma Law School in Barcelona, Spain. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. He is widely recognized author, lecturer, consultant and commentator on issues of Constitution Law and Corporation Law. Mr. Choper is also a member of the Board of Director's of Designs, Inc. (NASDAQ "DESI").

      Devarajan S. Puthukarai has served as a member of the Company's Board of Directors since April 1997. Mr. Puthukarai was the Company's President, Chief Executive Officer, Chief Operating Officer until January 12, 2001 and served as the Company's Co-Chief Executive Officer from April 1997 until December 1999. From 1991 to April 1997, Mr. Puthukarai was President of Warner Music Media, a division of Warner Music Enterprises, a Time Warner Inc. company engaged in the business of promoting new and upcoming artists. From 1984 to 1990, Mr. Puthukarai was President of RCA Direct Marketing Inc./BMG Direct Marketing Inc., launching one of the country's first CD music clubs and building the world's largest classical music club. Mr. Puthukarai earned his Bachelor of Science and Bachelor of Law degrees from Madras University in India. Mr. Puthukarai earned a Master of Business Administration degree from the Indian Institute of Management, a Harvard/Ford Foundation school in Ahemadabad, India.

      William W. Scranton, III has served as a member of the Company's Board of Directors since May 2000. Since 1994, Mr. Scranton has headed the Scranton Family Office, a family office managing investments and civic initiatives. From 1987 to 1994, he served in various senior executive officer positions at two direct marketing companies and one mail order company. Mr. Scranton served as Lieutenant Governor of Pennsylvania from 1979 to 1987. Mr. Scranton received a Bachelor of Arts degree in American Studies from Yale University.

      Irwin Steinberg has served as a Company director since January 1997. Mr. Steinberg also serves as a consultant to the Company. Since 1982, Mr. Steinberg has been President of HIS Corporation, a consulting firm specializing in the music industry. From 1975 to 1982, Mr. Steinberg was Chairman and Chief Executive Officer of PolyGram Records, Inc. Mr. Steinberg was co-founder of Mercury Records Corporation. From 1946 to 1975, Mr. Steinberg was Vice President and President, the later of which he held from 1968 to 1975. Mr. Steinberg currently serves as an adjunct Professor at Columbia College of the Arts in Chicago, where he teaches graduate courses in music business. Mr. Steinberg holds a Bachelors degree from the University of Chicago Business School and a Masters degree from the California State University at Domingo Hills.

       Joseph R. Wright, Jr. has served as a member of the Company's Board of Directors since January 2001. Mr. Wright is President and Chief Executive Officer of PanAmSat Inc., one of the world's largest providers of global satellite-based communications services; servicing news organizations, telecommunications companies, DirecTV services, Internet networks and others around the globe. In the six years prior to this position in 2001, Mr. Wright was Vice Chairman of Terremark Worldwide Inc., a public company that develops and operates Network Access Point (NAP) centers in the U.S. and Brazil. Mr. Wright was also Chairman and Director of GRC International, Inc., a public company providing advanced IT, Internet, and software systems technologies to government and commercial customers, which was sold to AT&T. He was also Co-Chairman and Director of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company that is majority owned by the Carlyle Group. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., Chairman of Grace Energy Company, and President of Grace Environmental Company. Mr. Wright was Deputy Director and Director of the Federal Office of Management and Budget and a member of the President's Cabinet during the Reagan Administration from 1982 to 1989 and Deputy Secretary of the Department of Commerce from 1981 to 1982. He previously held positions as President of two of Citibank's subsidiaries, as a partner of Booze Allen and Hamilton and in various management/economic positions in the Federal Departments of Commerce and Agriculture. In addition, Mr. Wright serves on the Board of Directors/Advisors of Terremark Worldwide Inc., Titan Corporation, Baker & Taylor, Verso Technologies Inc., Proxim Corporation and the AT&T Washington Advisory Board. Mr. Wright graduated from Yale University with a Master's Degree in Industrial Administration and from Colorado School of Mines with a Professional Engineering Degree.

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

      On January 23, 2001 the Board of Directors as then constituted approved the dissolution of the Compensation Committee and has assumed the roles generally carried out by the Compensation Committee. Since such time, the Board of Directors has undertaken to review the performance of our management and recommend and approve the compensation of and the issuance of stock options, if any, to executive officers and employees under our stock option plan.

      On January 23, 2001, the Board of Directors adopted a compensation plan for members of the Board of Directors. All newly appointed directors receive 7,500 options to purchase the Company's Common Stock. Directors attending a Board meeting in person receive shares of restricted Common Stock of the Company with a fair market value of $3,000 (based on the closing stock price on the day of the meeting). Directors attending a meeting of the Board of Directors telephonically receive shares of restricted Common Stock of the Company with a fair market value of $500 (based on the closing stock price on the day of the meeting). Each member of the Audit Committee receives shares of restricted Common Stock of the Company with a fair market value of $1,500 (based on the closing stock price on the day of the meeting ) for attending committee meetings. Options issued to members of the Board of Directors for their participation in Board meetings vest immediately and are exercisable on the date of grant. All options are issued with an exercise price equal to the fair market value of the Common Stock on the date of grant. Directors receive reimbursement to cover their reasonable expenses incurred in attending Board meetings.

      During 2001, there were six meetings of the Board of Directors and no meetings of the Audit Committee. Each director attended 75% or more of the meetings of the Board of Directors and of the committees of the Board on which the director served during the period for which he was director or committee member.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None.

There is no standing Nominating Committee of the Board of Directors.

Item 11.          Executive Compensation

      The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities by the Company's chief executive officer and other executive officers whose salary, on an annualized basis, and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal years ended December 31, 1999, 2000 and 2001.

                           Summary Compensation Table

                                                                     Long-Term
                                                                    Compensation
                                        Annual Compensation            Awards
                                 --------------------------------   ------------
                                                                      Number of
                                                                       Shares
                                                                     Underlying
   Name and Principal Position   Year       Salary($)    Bonus($)      Options
              (a)                 (b)         (c)          (d)       -----------
------------------------------           ------------   ---------

James A. Mitarotonda(1)           2001    $46,923(6)         --           --
President and Chief Executive     2000        --             --           --
Officer                           1999        --             --           --

Seymour Holtzman(2)               2001    $50,000(7)         --           --
Chairman of the Board of          2000        --             --           --
Directors                         1999        --             --           --

Devarajan S. Puthukarai (3)       2001    $ 9,615(8)     $100,000         --
Former President, Chief           2000    $ 250,000      $100,000(11)   33,500
Executive Officer and Chief       1999    $ 250,000      $100,000         --
Operating Officer

Mark A. Fowler(4)                 2001    $  93,130(9)   $ 50,000         --
Former Chief Financial Officer,   2000    $ 135,060      $ 85,000       13,500
Vice President of Finance and     1999    $ 125,000      $ 50,000(12)    3,025
Administration

William Crowley(5)                2001    $   9,519(10)      --           --
Former Senior Vice President,     2000    $ 202,926      $ 80,000       10,000
U.S. Marketing                    1999    $ 144,230      $ 50,000         --

-----------------------------

(1) Mr. Mitarotonda was appointed President and Chief Executive Officer on January 18, 2001.

(2) Mr. Holtzman was appointed Chairman of the Board on January 18, 2001. Mr. Holtzman is the Chairman and Chief Executive Officer of Jewelcor Management, Inc. See Note 7.

(3) Mr. Puthukarai resigned as President, Chief Executive Officer and Chief Operating Officer on January 18, 2001.

(4) Mr. Fowler resigned as Chief Financial Officer and Vice President of Finance and Administration on January 11, 2001. Mr. Fowler continued to serve as an at-will employee with the Company until June 30, 2001.

(5) Mr. Crowley resigned as Senior Vice President of Marketing, U.S., effective January 5, 2001.

(6) From April 2001 through June 2001, James A. Mitarotonda received $16,923 for services performed in his capacity as Chief Executive Officer. Commencing July 1, 2001, Mr. Mitarotonda received $5,000 per month for services rendered in his capacity as President and Chief Executive Officer.

(7) Commencing March 2001, Jewelcor Management, Inc. received $5,000 per month for services rendered by Mr. Holtzman, the Chairman and Chief Executive Officer of Jewelcor Management, Inc.

(8) Does not include $784,077 paid by the Company to Mr. Puthukarai accordance with a severance agreement between Mr. Puthukarai and the Company, as described more fully under the caption "Employment Agreements and Consulting Agreements" below. The Company deducted from the payment the amount due to the Company, plus accrued interest, by Mr. Puthukarai pursuant to the advance of $81,519 by the Company to Mr. Puthukarai in December 1998.

(9) Does not include $174,519 paid by the Company to Mr. Fowler in accordance with a severance agreement between Mr. Fowler and the Company. See "Employment Agreements and Consulting Agreements" below.

(10) Does not include $165,000 paid by the Company to Mr. Crowley in accordance with a severance agreement between Mr. Crowley and the Company. See "Employment Agreements and Consulting Agreements" below.

(11) Does not include $51,667 paid to Mr. Puthukarai for a bonus earned in 1998.

(12)  Net of $20,000 used for the payment of taxes.


                              Option Grants in 2001

      The following table sets forth information regarding the grant of options to purchase the Company's Common Stock to each of the Named Executive Officers during the fiscal year ended December 31, 2001. Potential realizable value assumes that the Common Stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the requirements of the Securities and Exchange Commission. Potential realizable value does not represent the Company's estimate of future stock price growth.


                                        Individual Grants
                           ----------------------------------------------
                                                                              Potential Realizable Value at
                                                                                Assumed Annual Rates of
                                          Percentage of                       Stock Price Appreciation for
                             Number of       Total                                   Option Term(1)
                            Securities     Options/SARs                        -----------------------------
                            Underlying     Granted to    Exercise of
                            Options/SARs   Employees in   Base Price   Expiration
      Name                    Granted       Fiscal 2001     ($/Sh)        Date         5%($)     10%($)
       (a)                      (b)            (c)           (c)          (e)           (f)        (g)
--------------------        ------------   ------------ ------------   ----------    -------    --------

James A. Mitarotonda         184,756(2)       0.00%      $ 1.8523(5)    1/12/06      $17,111    $34,222

Seymour Holtzman             184,756(3)       0.00%      $ 1.8523(6)    1/12/06      $17,111    $34,222

Devarajan Puthukarai               0(4)       --              --          --           --          --

(1) Potential Realizable Value assumes that the Common Stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the requirements promulgated by the Securities and Exchange Commission. Potential Realizable Value does not represent the Company's estimate of future stock price growth.

(2) As of January 12, 2001, the Company issued a stock appreciation right for 75,000 shares to James Mitarotonda pursuant to the stockholder agreement. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $4.563, as adjusted from time to time. See "Description of Stockholder Agreement" below.

(3) As of January 12, 2001, the Company issued a stock appreciation right for 75,000 shares to Seymour Holtzman pursuant to the stockholder agreement. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $4.563, as adjusted from time to time. See "Description of Stockholder Agreement" below.

(4) Does not include 10,000 options to be delivered by the Company to Mr. Puthukarai for services provided in his role as director. See "Committees of the Board of Directors and Compensation" above.

(5) In accordance with terms of the Stock Appreciation Rights Agreement, the original stock appreciation rights exercise price of $4.563 was adjusted to reflect the cash distribution of $3.00 per share paid to all stockholders of record on March 1, 2001. See "Description of Stockholder Agreement" below.

(6) In accordance with terms of the Stock Appreciation Rights Agreement, the original stock appreciation rights exercise price of $4.563 was adjusted to reflect the cash distribution of $3.00 per share paid to all stockholders of record on March 1, 2001. See "Description of Stockholder Agreement" below.

              Aggregate Option Exercises and Year End Option Values

      The following table sets forth information regarding the number and value of securities underlying options held by each of the Named Executive Officers at the end of the fiscal year ended December 31, 2001. No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2001.


                          Number of Securities Underlying    Value of Unexercised "In-the-
                               Unexercised Options at              Money" Options at
                                  December 31, 2001               December 31, 2001(1)
                          -------------------------------    -----------------------------
       Name               Exercisable     Unexercisable      Exercisable    Unexercisable
 ----------------------   -----------     -------------      -----------    -------------

Devarajan S. Puthukarai      63,756            --                --               --

------------------------------------------------------------------------------

(1) Value for "in-the-money" options represents the positive spread between the exercise price of outstanding options and the fair market value of $1.90 per share on December 31, 2001.

In 2001, 258,713 options with a weighted average exercise price of $39.35 were canceled or expired.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2001, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, except that Mr. Choper belatedly filed in April 2002 a Form 3 due in 2001.

Employment Agreements and Consulting Agreements

      Prior to his resignation on January 18, 2001, the Company was party to an employment agreement with Mr. Puthukarai with an initial term through December 7, 2002. Under the agreement Mr. Puthukarai was to receive a base salary of $250,000 per annum and was eligible for payment of bonuses and stock options as determined by the Compensation Committee of the Board of Directors, with a guaranteed minimum annual bonus of $100,000. Upon termination by the Company without cause, or termination by Mr. Puthukarai upon non-compliance by the Company with a material provision of the employment agreement, the agreement provided for payment of all accrued salary, benefits and bonuses plus a sum equal to the salary, benefits and bonuses that Mr. Puthukarai would have been received if the initial or any renewal term had been completed, discounted by three percent. The agreement was automatically renewable on a year-to-year basis following the expiration of the initial term and any renewal term unless written notice of non-renewal was given by either party 90 days before expiration of the term. The agreement also provided that if the Company decided not to renew the agreement, Mr. Puthukarai was entitled to a severance payment equal to one year's salary and benefits. The agreement also restricted the ability of Mr. Puthukarai to solicit customers or call upon employees of the Company for one year after the expiration of the term of each of their agreements. The agreement further restricted Mr. Puthukarai's ownership in excess of 5% of the common stock of any U.S. publicly traded company that is engaged in the Company's business.

      In January 2001, the Company entered into a severance agreement with Mr. Puthukarai, in which Mr. Puthukarai and the Company agreed to terminate his employment agreement with the Company effective January 18, 2001. The Company agreed to pay Mr. Puthukarai, in a lump sum form: (i) all of his accrued salary, bonuses and accrued benefits; (ii) a sum equal to the aggregate of the full amount, discounted by three percent (3%), of the salary which Mr. Puthukarai would have received through December 7, 2002, at the rate of $250,000 per annum;
(iii) the annual bonuses which Mr. Puthukarai would have received during the remainder of his employment agreement, at the rate of the minimum guaranteed bonus of $100,000; and (iv) the equivalent of two years of life insurance premiums ("grossed-up" to account for federal and state income taxes) or $72,250. The Company also agreed to provide medical and health insurance for Mr. Puthukarai through December 7, 2002, on a basis consistent with past practices. The Company deducted from the payment the amount due to the Company, plus accrued interest, by Mr. Puthukarai pursuant to the advance of $81,519 by the Company to Mr. Puthukarai in December 1998.

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

      Effective July 1, 2001, Barington Capital Group, L.P. has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington. In consideration of the foregoing, the Company pays Barington a $5,000 monthly fee. In addition, the Company pays $5,000 per month to James Mitarotonda for services performed in his capacity as President and Chief Executive Officer. Lastly, the Company pays Jewelcor Management, Inc. $5,000 per month for services performed by Seymour Holtzman, the Chairman and Chief Executive Officer of Jewelcor Management, Inc. in his capacity as Chairman of the Company.

Indemnification of Directors and Officers

      The Company's Amended and Restated Certificate of Incorporation Charter and Amended Bylaws provide that it shall indemnify all of its directors and officers to the full extent permitted by the Delaware General Corporation Law. Under these provisions, any director or officer who, in his or her capacity as such, is made or threatened to be made a party to any suit or proceeding, may be indemnified if the Board determines the director or officer acted in good faith and in a manner the director reasonably believed to be in, or not opposed to, the best interests of the Company. The Charter, Amended Bylaws, and Delaware law further provide that indemnification is not exclusive of any other rights to which directors and officers may be entitled under our Charter, Amended Bylaws, any agreement, any vote of stockholders or disinterested directors, or otherwise.

      The Company has the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, against any expense, liability, or loss incurred by that person in the capacity he served for the Company or arising out of his status as such, whether or not the Company would have the power to indemnify that person against similar liability under Delaware law. The Company has director and officer insurance coverage. Our directors and officers are insured against liability of up to $10,000,000 in the aggregate each policy year.

Report of the Compensation Committee of the Board of Directors.

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

      CEO Compensation. In accordance with his employment agreement, the Company's former Chief Executive Officer, Mr. Puthukarai, received a base salary of $250,000 for the fiscal year ending December 31, 2001 and a bonus of $100,000. In January 2001, the Company entered into a severance agreement with Mr. Puthukarai, in which Mr. Puthukarai and the Company agreed to terminate his employment agreement with the Company effective January 18, 2001. See "Employment Agreements and Consulting Agreements" above. From April 2001 through June 2001, James A. Mitarotonda received $16,923 for services performed in his capacity as President and Chief Executive Officer. Commencing July 1, 2001, Mr. Mitarotonda received $5,000 per month for services rendered in his capacity as President and Chief Executive Officer. See "Executive Compensation" above.

James Mitarotonda
Seymour Holtzman
Jesse Choper
Devarajan S. Puthukarai
William W. Scranton, III
Irwin H. Steinberg
Joseph Wright, Jr.

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

COMPANY STOCK PRICE PERFORMANCE

      The graph below compares the cumulative total stockholder return on the Company's Common Stock, the Wilshire Small Capital Index and the S&P 500 Industrial Index. Cumulative total stockholder return represents share value appreciation through December 31, 2001, assuming the investment of $100 in the Common Stock of the Company at the initial public offering on July 7, 1999 and in each of the other indexes on the same date, and reinvestment to all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.


                     (Stock Performance Graph Appears Here]

              The above graph was plotted using the following data:

                                                       Cumulative Total Return
                                                        7/7/99      12/31/2001
MUSICMAKER.COM, INC                                      100.00        (79.53%)
WILSHIRE SMALL CAPITAL INDEX                             100.00         13.24%
S & P INDUSTRIAL INDEX                                   100.00        (17.75%)


------------------------------------------------------------------------------

Item 12.          Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding shares of our Common Stock beneficially owned as of April 26, 2002. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares of Common Stock subject to options and warrants that are currently exercisable or are exercisable within 60 days of April 26, 2002, are deemed outstanding with respect to the person holding those options but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors not included in the table below do not hold Company securities.

--------------------------------------------------------------------------------
                                                      Shares Beneficially
                                                          Owned as of
                                                         April 26, 2002
--------------------------------------------------------------------------------
Name and Address of Beneficial Owner               Number            Percent
--------------------------------------------------------------------------------
 Principal Stockholders (holding more than 5%)
--------------------------------------------------------------------------------
BCG Strategic Investors LLC                      1,271,466     (1)    34.6%
c/o Barington Capital Group, LP
888 Seventh Avenue, 17th Floor
New York, NY  10019
--------------------------------------------------------------------------------
Rho Management Trust I                             281,432     (2)     7.7%
152 West 57th Street
Floor 23
New York, NY  10019-3310
--------------------------------------------------------------------------------
       Officers and Directors
--------------------------------------------------------------------------------
Jesse Choper                                          0        (3)      *
--------------------------------------------------------------------------------
Devarajan S. Puthukarai                            122,578     (4)     3.3%
--------------------------------------------------------------------------------
Irwin H. Steinberg                                  34,042     (5)      *
--------------------------------------------------------------------------------
William W. Scranton, III                              0        (6)      *
--------------------------------------------------------------------------------
Joseph Wright, Jr.                                    0        (7)      *
--------------------------------------------------------------------------------
All  executive  officers and  directors as a       156,620     (8)     4.3%
group (8 persons)
--------------------------------------------------------------------------------
* Less than 1%

(1) Includes 18,500 shares held by Barington Capital Group L.P., a member of BCG Strategic Investors LLC, whose general partner is LNA Capital Corp., and of which the Chairman, President and CEO is James Mitarotonda; 26,200 shares acquired by dot com Investment Corp., a member of BCG Strategic Investors, LLC, and of which the President and sole director is Seymour Holtzman; and 16,900 shares held by Barington Companies Equity Partners, L.P., whose general partner is Barington Companies Investors, LLC, of which the managing member is James Mitarotonda.

(2) Includes 78,790 shares of Common Stock issuable upon exercise of Series B warrants and 43,828 shares of Common Stock issuable upon exercise of Series C warrants. Rho Management Partners L.P., a Delaware limited partnership, may be deemed the beneficial owner of shares registered in the name of Rho Management Trust I, under an investment advisory relationship by which Rho Management Partners L.P. exercises sole voting and investment control over Rho Management Trust I's shares and warrants.

(3) Does not include (i) 7,500 shares of Common Stock issuable upon the exercise of 7,500 options and (ii) shares of restricted Common Stock with a fair market value of $3,500, both to be delivered by the Company to Mr. Choper for services provided in his role as director.

(4) Consists of 22,997 shares of Common Stock issuable upon the exercise of warrants with exercise prices ranging from $16.50 to $19.80 per share and 63,756 shares of Common Stock issuable upon the exercise of vested options and 35,825 shares of restricted Common Stock. Does not include (i) 10,000 shares of Common Stock issuable upon the exercise of 10,000 options and
      (ii) shares of restricted Common Stock with a fair market value of $6,500, both to be delivered by the Company to Mr. Puthukarai for services provided in his role as director.

(5) Includes of 5,000 shares of Common Stock issuable upon the exercise of vested options with an exercise price of $19.80 per share and 16,940 shares of Common Stock issuable upon the exercise of warrants with an exercise price of $16.50 per share. Does not include (i) 10,000 shares of Common Stock issuable upon the exercise of 10,000 options and (ii) shares of restricted Common Stock with a fair market value of $7,000, both to be delivered by the Company to Mr. Steinberg for services provided in his role as director. Does not include and 6,048 shares of Common Stock issuable upon the exercise of warrants with an exercise price of $19.80 per share held by Mr. Steinberg's spouse and three children.

(6) Does not include shares of restricted Common Stock with a fair market value of $7,000 to be delivered by the Company to Mr. Scranton for services provided in his role as director.

(7) Does not include (i) 7,500 shares of Common Stock issuable upon the exercise of 7,500 options and (ii) shares of restricted Common Stock with a fair market value of $7,000, both to be delivered by the Company to Mr. Wright for services provided in his role as director.

(8) Includes 22,997 shares of Common Stock issuable upon the exercise of outstanding Common Stock warrants and 68,756 shares of Common Stock issuable upon the exercise of vested options. Does not reflect as beneficially owned by the Company's President and Chief Executive Officer, James Mitarotonda, shares held by BCG Strategic Investors LLC, Barington Capital Group L.P., or Barington Equity Partners, L.P.; Mr. Mitarotonda is a managing member of BCG Strategic Investors LLC, the Chairman, President and CEO of LNA Capital Corp., the general partner of Barington Capital Group L.P., and the managing member of Barington Company Investors, LLC, the general partner of Barington Companies Equity Partners, L.P. Also does not reflect as beneficially owned by the Chairman of the Company's Board of Directors, Seymour Holtzman, shares held by BCG Strategic Investors LLC or dot com Investment Corp.; Mr. Holtzman, along with Mr. Mitarotonda, is a managing member of BCG Strategic Investors LLC and the President and sole director of dot com Investment Corp. See also Note 1 to this table, above. Does not include (i) 35,000 shares of Common Stock issuable upon the exercise of vested options and (ii) shares of restricted Common Stock with a fair market value of $31,000, to be delivered by the Company to Mr. Choper, Mr. Puthukarai, Mr. Steinberg, Mr. Scranton and Mr. Wright, both to be delivered by the Company for services provided in their roles as directors.

Description of Stockholder Agreement

      On January 12, 2001, the Company entered into a stockholder agreement with BCG Strategic Investors, LLC, Barington Capital Group, L.P., Barington Companies Equity Partners, L.P. and dot com Investment Corporation (collectively known as the "BCG Group"). The Company agreed to appoint three nominees of BCG Group as directors of the Company. Mr. Mitarotonda was appointed as a Class A director, Joseph Wright, Jr. as a Class B director and Seymour Holtzman, Chairman of the Board and a Class C director. As of January 12, 2001, pursuant to such stockholder agreement, the Company issued stock appreciation rights for 75,000 shares to each of James Mitarotonda and Seymour Holtzman. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $4.563, as adjusted from time to time. In accordance with Stock Appreciation Rights Agreement, the exercise price of the stock appreciation rights was adjusted to reflect the cash distribution of $3.00 per share paid to all stockholders of record on March 1, 2001. After the adjustment, Mr. Mitarotonda and Mr. Holtzman each own 184,756 stock appreciation rights with an exercise price of $1.8523. No compensation expense has been recorded during the year ended December 31, 2001, as the Company's stock price was lower than the stock appreciation right's exercise price. In addition, pursuant to such stockholder agreement, Mr. Mitarotonda was appointed President and Chief Executive Officer of the Company on January 18, 2001. At the end of the standstill period under such stockholder agreement, on May 12, 2001, a BCG Strategic Investors, LLC nominee, Jesse Choper, was added to the Board of Directors.

Item 13.    Certain Relationships and Related Transactions.

      On June 8, 1999, the Company executed a license agreement with Virgin Holdings, Inc., an affiliate of EMI Recorded Music ("EMI"). The agreement provides for royalty payments in connection with sales of custom CDs including any music content provided under license by EMI. In exchange for our rights under the license agreement, the Company issued 1,517,086 shares of our Common Stock to Virgin Holdings. Virgin Holdings received approximately $40,000,000 from the sale of 307,219 shares of its stock by participating as a selling stockholder in our initial public offering.

      On December 6, 2000 EMI sold its holdings in the Company, which consisted of 1,209,866 share, or 36.5% of outstanding common stock, to BCG Strategic Investors, LLC. In connection with EMI's sale of common stock, two members of the Board of Directors, Mr. Jay A. Samit and Mr. Jonathan A.B. Smith, both of whom were employees with EMI, resigned from their positions as directors of the Company's Board.

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

      In January 2001, the Company entered into a severance agreement with Mr. Puthukarai, in which Mr. Puthukarai and the Company agreed to terminate his employment agreement with the Company effective January 18, 2001. The Company agreed to pay Mr. Puthukarai, in a lump sum form,: (i) all of his accrued salary, bonuses and accrued benefits; (ii) a sum equal to the aggregate of the full amount, discounted by three percent (3%), of the salary which Mr. Puthukarai would have received through December 7, 2002, at the rate of $250,000 per annum; (iii) the annual bonuses which Mr. Puthukarai would have received during the remainder of his employment agreement, at the rate of the minimum guaranteed bonus of $100,000; and (iv) the equivalent of two years of life insurance premiums ("grossed-up" to account for federal and state income taxes) or $72,250. The Company also agreed to provide medical and health insurance for Mr. Puthukarai through December 7, 2002, on a basis consistent with past practices. The Company deducted from the payment the amount due to the Company, plus accrued interest, by Mr. Puthukarai pursuant to the advance of $81,519 by the Company to Mr. Puthukarai in December 1998.

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

      On January 16, 2001, the Board of Directors appointed three individuals, Seymour Holtzman, James Mitarotonda and Joseph Wright, Jr., to fill existing vacancies, bringing the total number of directors to seven. Such persons, along with certain other persons, had been nominated as directors by BCG Strategic Investors, LLC pursuant to a consent solicitation initiated in January 2001, which had sought, among other things, stockholder approval to elect a majority of the Company's Board of Directors. On January 12, 2001, BCG Strategic Investors, LLC and its affiliates entered into an agreement with the Company to withdraw such consent solicitation. Following the January 18, 2001 resignation of the Company's then Chairman, CEO, and President, Devarajan Puthukarai, Mr. Holtzman was named Chairman of the Company's Board of Directors, and Mr. Mitarotonda was named President and Chief Executive Officer. At the end of the standstill period under such stockholder agreement, on May 12, 2001, a BCG Strategic Investors, LLC nominee, Jesse Choper, was added to the Board of Directors. See "Description of Stockholder Agreement" above.

      Effective July 1, 2001, Barington Capital Group, L.P. has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington. In consideration of the foregoing, the Company pays Barington a $5,000 monthly fee. In addition, the Company pays $5,000 per month to each Mr. Mitarotonda for services performed in his capacity as President and Chief Executive Officer. Lastly, the Company pays Jewelcor Management, Inc. $5,000 per month for services performed by Mr. Holtzman, the Chairman and Chief Executive Officer of Jewelcor Management, Inc. in his capacity as Chairman of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.


                                    musicmaker.com, Inc.

                                    By: /s/ James A. Mitarotonda
                                        ------------------------------
                                    James A. Mitarotonda
                                    President and Chief Executive Officer

Dated:  April  30 , 2002