Form 10-K/A
period 2001-12-31
MUSICMAKER COM INC
filed 2002-05-03
CIK 1079786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 Amendment No. 2
                                       to
                                    FORM 10-K
                                   (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                        COMMISSION FILE NUMBER: 000-26585

                              MUSICMAKER.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                 54-1811721
     (State or Other                                         (I.R.S. Employer
Jurisdiction of Incorporation                               Identification No.)


                        c/o Barington Capital Group, L.P.
                         888 Seventh Avenue, 17th Floor
                            New York, New York 10019
                     (Address of Principal Executive Office)
                                   (Zip Code)

Registrant's telephone number, including area code:                        (212) 974-5730

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

This Amendment No. 2 on Form 10-K/A to the annual report of musicmaker.com, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2001 is being filed to amend and restate in its entirety the information set forth in
Item 12 of Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2002.

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

------------------------------------------------------------------ -- ------------------------------------------------
                                                                                    Shares Beneficially
                                                                                        Owned as of
                                                                                      April 26, 2002
------------------------------------------------------------------ -- ------------------- ------ ---------------------
Name and Address of Beneficial Owner                                        Number                     Percent
------------------------------------------------------------------ -- ------------------- ------ ---------------------
          Principal Stockholders (holding more than 5%)
------------------------------------------------------------------ -- ------------------- ------ ---------------------
BCG Strategic Investors LLC                                           1,271,466           (1)    38.3%
c/o Barington Capital Group, LP
888 Seventh Avenue, 17th Floor
New York, NY  10019
------------------------------------------------------------------ -- ------------------- ------ ---------------------
Rho Management Trust I                                                   288,933          (2)     8.4%
152 West 57th Street
Floor 23
New York, NY  10019-3310
------------------------------------------------------------------ -- ------------------- ------ ---------------------
                     Officers and Directors
------------------------------------------------------------------ -- ------------------- ------ ---------------------
Jesse Choper                                                                   0          (3)      *
------------------------------------------------------------------ -- ------------------- ------ ---------------------
Devarajan S. Puthukarai                                                  122,578          (4)     3.6%
------------------------------------------------------------------ -- ------------------- ------ ---------------------
Irwin H. Steinberg                                                        34,042          (5)     1.0%
------------------------------------------------------------------ -- ------------------- ------ ---------------------
William W. Scranton, III                                                       0          (6)      *
------------------------------------------------------------------ -- ------------------- ------ ---------------------
Joseph Wright, Jr.                                                             0          (7)      *
------------------------------------------------------------------ -- ------------------- ------ ---------------------
All executive officers and directors as a group (8 persons)              156,620          (8)     4.6%
------------------------------------------------------------------ -- ------------------- ------ ---------------------

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


                                    musicmaker.com, Inc.

                                    By: /s/ James A. Mitarotonda
                                        -------------------------------
                                    James A. Mitarotonda
                                    President and Chief Executive Officer



Dated:  May 3, 2002