Form 10-Q
period 2002-03-31
MUSICMAKER COM INC
filed 2002-05-15
CIK 1079786

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002, or

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

        Registrant's telephone number, including area code (212) 974-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

As of May 2, 2002, 3,313,996 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements                                          PAGE
                                                                          ----
               Balance Sheets
               March 31, 2002 (unaudited) and December 31, 2001..........    3

               Statements of Operations (unaudited)
               Three month periods ended March 31, 2002 and 2001.........    4

               Statements of Cash Flows (unaudited)
               Three month periods ended March 31, 2002 and
               March 31, 2001............................................    5

               Notes to Financial Statements.............................    6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations................    9

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk............................................   13

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings............................................   14

Item 2      Changes in Securities and Use Of Proceeds....................   16

Item 3      Defaults Upon Senior Securities..............................   16

Item 4      Submission of Matters to a Vote of Securities Holders........   16

Item 5      Other Information............................................   16

Item 6      Exhibits and Reports On Form 8-K.............................   16

            Signatures...................................................   17

                              MUSICMAKER.COM, INC.

                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2002            2001
                                                      ----            ----
                                                   (unaudited)      (Note 2)
           ASSETS

Current assets:

    Cash and cash equivalents                     $   6,917,275   $   7,596,588
    Prepaid expenses and other current assets            99,192         192,479
                                                  -------------   -------------
       Total current assets                           7,016,467       7,789,067
 Investment in available-for-sale securities          1,949,811       1,670,992
 Other assets                                           310,000            --
                                                  -------------   -------------
       Total assets                               $   9,276,278   $   9,460,059
                                                  =============   =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                              $     517,281   $     517,281
    Accrued expenses                                  3,015,754       2,767,994
    Other current liabilities                           188,337         153,337
                                                  -------------   -------------
       Total current liabilities                      3,721,372       3,438,612

Accrued lease payments                                1,065,676       1,326,403
Stockholders' equity:
    Common stock, $0.01 par value: 10,000,000
      shares authorized; 3,313,996 and 3,314,042
      shares issued and outstanding, respectively        33,140          33,140
    Additional paid-in capital                      185,391,807     185,391,807
    Other comprehensive income                          109,866         114,089
    Accumulated deficit                            (181,045,583)   (180,843,992)
                                                  -------------   -------------
    Total stockholders' equity                        4,489,230       4,695,044

                                                  -------------   -------------
    Total liabilities and stockholders' equity    $   9,276,278   $   9,460,059
                                                  =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MUSICMAKER.COM, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three months ended
                                                            March 31,
                                                  ------------------------------
                                                      2002           2001
                                                      ----           ----

Net sales                                          $      --        $ 3,176,449
Cost of sales
  Product                                                 --          1,911,205
  Content                                                 --             (1,352)
                                                   -----------      -----------

Gross profit                                              --          1,266,596

Operating expenses:
  Sales and marketing                                     --            378,103
  Operating and development                               --             85,444
  General and administrative                           256,668        2,319,783
  Depreciation and amortization                           --            379,969
  Reorganization                                          --          2,087,745
                                                   -----------      -----------

Total operating expenses                               256,668        5,251,044
                                                   -----------      -----------

Loss from operations                                  (256,668)      (3,984,448)

Other income
  Interest income                                       37,137          271,017
    Gain on sale of available-for-sale
      securities                                        17,940             --
                                                   -----------      -----------
Total other income                                      55,077          271,017

                                                   -----------      -----------
Net loss                                           $  (201,591)     $(3,713,431)

Net loss available to common                       $  (201,591)     $(3,713,431)
  stockholders                                     ===========      ===========
Basic and diluted net loss per common
  share                                            $     (0.06)     $     (1.12)
                                                   ===========      ===========

Weighted average shares outstanding                  3,313,996        3,313,996
                                                   ===========      ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              MUSICMAKER.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2002            2001
                                                       ----            ----

OPERATING ACTIVITIES
Net loss                                           ($   201,591)   ($ 3,713,431)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                             --           379,969
  Services received in exchange for stock
    and warrants                                           --             4,573
  Gain on sale of available-for-sale
    securities                                          (17,940)           --
  Changes in operating assets and
  liabilities:
    Accounts receivable                                    --            69,197
    Prepaid expenses and other current
      assets                                             93,287       1,793,792
    Related party accounts receivable                      --            88,041
    Other assets                                       (310,000)           --
    Accounts payable                                       --           926,759
    Accrued expenses and accrued lease
      payments                                          (12,966)     (2,467,904)
    Deferred revenues                                      --        (3,100,779)
    Other current liabilities                            35,000          11,972
                                                   ------------    ------------
    Net cash used in operating activities              (414,210)     (6,007,811)

INVESTING ACTIVITIES
  Sale of property and equipment                           --            63,005
  Purchases of property and equipment                      --           (35,397)
  Sale of available-for-sale securities                  38,475            --
  Purchase of available-for-sale securities            (303,578)           --
                                                   ------------    ------------
    Net cash (used in) provided by                     (265,103)         27,608
    investing activities


FINANCING ACTIVITIES
  Payment of cash distribution to
  shareholders                                             --        (9,941,988)
                                                   ------------    ------------
    Net cash used in financing activities                  --        (9,941,988)
                                                   ------------    ------------
  Net decrease in cash and cash equivalents            (679,313)    (15,922,191)
  Cash and cash equivalents at beginning
    of period                                         7,596,588      26,451,805
                                                   ------------    ------------
  Cash and cash equivalents at end of
    period                                         $  6,917,275    $ 10,529,614
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

The Company's financial statements as of March 31, 2002 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2002, the Company had $6,917,275 in cash and cash equivalents compared to $7,596,588 at December 31, 2001. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that is has sufficient cash and cash equivalents to satisfy our obligations in 2002, although we can give no assurances in that regard. The Company believes these obligations will primarily relate to contractual obligations on non-cancelable operating leases, costs associated with the operation as a public company (legal, accounting, insurance, etc), the satisfaction of any potential legal judgments or settlements,and the expenses associated with any new business activities which may be undertaken by the Company. As noted above, the Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements as of March 31, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financials should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-k for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

INVESTMENTS

Securities classified for accounting purposes as available-for-sale securities consist of marketable equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are stated at fair value with unrealized holding gains and losses reported as a separate component of stockholder's equity as accumulated other comprehensive income. Dividends on marketable equity securities are recognized as income when declared. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other income (expense).

The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold. As of March 31, 2002, the Company held securities, classified for accounting purposes as "available-for-sale," with a fair market value of $1,949,811 and a cost basis of $1,844,515. The gross unrealized gains of $109,866 have been recorded as a separate component of other comprehensive income.

As of March 31, 2002 the Company held the following equity positions:

      Fairmarket Inc. (NASDAQ: FAIM)                   500 shares
      Liquid Audio Inc. (NASDAQ: LQID)                 654,900 shares
      Vulcan International Corp. (AMEX: VUL)           6,500 shares
      Thistle Group Holdings Co. (NASDAQ: THTL)        13,500 shares


All investments are held in an account managed by Barington. Barington and an affiliate are members of BCG Strategic Investors, which, together with certain affiliates, beneficially own approximately 38% of the Company's Common Stock.

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

On February 22, 2002 musicmaker sent a letter to the President and Chief Executive Officer, as well as to each director, of Liquid Audio, Inc. setting forth its willingness to acquire Liquid Audio, Inc. on a negotiated basis, through an appropriate acquisition entity, for a price of $2.50 per share in cash. A copy of that letter is filed as an exhibit hereto. No response to that letter has been received to date.

OTHER COMPREHENSIVE INCOME

The Company separately reports net loss and comprehensive income or loss pursuant to SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholder's equity and are excluded from net income. The Company's comprehensive loss for the three months ended March 31, 2002 totaled $205,814 and is comprised primarily of the Company's net loss of $201,591. Comprehensive loss equals net loss for all other periods presented.

NOTE 2. - STOCK BUY BACK PLAN

On February 25, 2002 the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's Common Stock. Shares of Common Stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance.

NOTE 3. - OTHER ASSETS

Other assets is comprised of an escrow deposit of $310,000 to secure a bond pending a legal appeal. (See Part II, Item I "Legal Proceedings")

NOTE 4. - ACCRUED EXPENSES

Accrued expenses are comprised of approximately $1,748,000 for the current portion of lease payments, $919,000 for license and royalty fees, as well as certain other accruals for legal and professional fees.

NOTE 5. - NET LOSS PER SHARE

                                                    Three months ended March 31,
                                                        2002           2001
                                                    ------------  -------------
Numerator:

   Net loss                                         $ (201,591)     $(3,713,431)
                                                    ==========      ===========
   Net loss available to common
      Stockholders                                  $ (201,591)     $(3,713,431)
                                                    ==========      ===========

Denominator:

   Weighted-average shares outstanding               3,313,996        3,313,996
                                                    ==========      ===========

   Basic and diluted net loss
     per common share                               $    (0.06)     $     (1.12)
                                                    ==========      ===========


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

OVERVIEW

Musicmaker was incorporated in April 1996 ("Inception"). On July 31, 1996, the Company acquired the technology to produce its custom CDs. During the remainder of 1996 and through the year ended December 31, 2000, the Company's operating activities consisted of recruiting personnel, developing the technological infrastructure, establishing relationships with record labels and vendors, the launching of Company's website, customer order fulfillment and the establishment of strategic alliances with leading online and offline music marketers for the provision of content.

The Company's net sales were primarily derived from the sale of custom CDs offered over the Internet, through advertising direct mail campaigns, the fulfillment of mass corporate promotions, and the sale of individual songs downloaded directly from the Company's website.

On January 3, 2001, the Board of Directors of musicmaker as then constituted voted unanimously to cease the operations of its Internet-based custom CD-marketing business. The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

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

RESULTS OF OPERATIONS

NET SALES Net sales included the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales were zero for the three months ended March 31, 2002 compared to $3,176,449 for the period ended March 31, 2001. This net sales decrease is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board reviews alternatives for the Company going forward.

COST OF SALES. Cost of sales principally consisted of content acquisition costs, product and shipping costs, and credit card receipt processing costs. Product costs included CDs, jewel cases, CD trays and CD inserts. Cost of sales decreased to zero for the three months ended March 31, 2002 compared to $1,909,853 for the three months ended March 31, 2001.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consisted primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses. The Company expensed all advertising costs as incurred. Sales and marketing expenses were zero for the three month period ended March 31, 2002 compared with $378,103 for the three month period ended March 31, 2001. This decrease is attributable to the Company's cessation of its Internet based custom CD-market business while the Board considers alternatives as the Company moves forward.

OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses consisted largely of payroll costs and maintenance costs. Operating and development expenses were zero for the three month period ended March 31, 2002 compared with $85,444 for the three month period ended March 31, 2001. The decrease is a result of the Company's cessation of its Internet-based custom CD-marketing business. As result of such cessation, the Company terminated its operating and development personnel, suspended operations of the Company website and ceased fulfillment of customer orders.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses. General and administrative expenses were $256,668 for the three month period ended March 31, 2002 compared with $2,319,783 for the three month period ended March 31, 2001. Major components in 2002 include insurance ($97,000), rent ($32,000), professional services ($78,000), and compensation to board members ($32,000). The overall decrease is attributable to the Company's cessation of its Internet-based custom CD-marketing business, the reduction of its operating and administrative staff, the suspended use of consultants and the purchase of equipment that was previously accounted for under operating leases.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased to zero for the three months ended March 31, 2002, compared to $379,969 for the and nine months ended March 31, 2001. Depreciation decreased due to the write-off of significantly all remaining leasehold improvements for the Company's office and production facility at Parkridge Boulevard in Reston, Virginia in 2001.

REORGANIZATION COSTS. On January 3, 2001, the Company suspended its website and terminated over 80% of its workforce. Severance packages totaling approximately $1,714,000 were granted to terminated employees based on length of service with the Company. Additionally, the Company accrued the severance costs of approximately $373,745 to the employees that were released subsequent to January 3, 2001.

INTEREST INCOME. Interest income decreased from $271,017 to $37,137 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease in interest income is due to a reduction in funds invested.

OTHER INCOME Other income of $17,940 for the three months ended March 31, 2002 consists of realized gains recognized upon the sale of available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $414,210 for the three months ended March 31, 2002 compared to $6,007,811 for the three months ended March 31, 2001. The net loss of $201,591 was reduced by the $17,940 gain on the sale of available-for-sale securities. Other assets increased by $310,000, reflecting a deposit made in an escrow account, as security for a bond pending a legal appeal. Decreases to prepaid expenses and other current liabilities and other current liabilities provided $93,287 and $35,000, respectively, while a reduction in accrued expenses used $12,966.

Cash used by investing activities was $265,103 for the three months ended March 31, 2002 as compared to $27,608 for the three months ended March 31, 2001. During the three months ended March 31, 2002, cash used in investing activities was from the sale and purchase of available-for-sale securities.

Net cash used in financing activities was zero for the three months ended March 31, 2002 as compared to $9,941,988 three months ended March 31, 2001. The payment of a $3.00 cash distribution, or $9,941,988, payable to shareholders of record on March 1, 2001 accounted for all of the cash used by financing activities for the three months ended March 31, 2001.

At March 31, 2002, the Company had $6,917,275 in cash and cash equivalents compared to $10,529,614 at March 31, 2001. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations in 2002, although we can give no assurances in that regard. The Company believes these obligations will primarily relate to contractual obligations on non-cancelable operating leases, costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities which may be undertaken by the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Currently substantially all of the Company's transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 2002, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency transactions or foreign currency hedging to date.

PART II

OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On February 25, 2000, a purported securities class action complaint, PAUL A. ROSENFELD, ET AL. V. MUSICMAKER.COM, INC., ET AL., No. 00-02018 CAS (MANx), was filed in the United States District Court for the Central District of California. At least four nearly identical complaints were filed shortly after the original action was filed. On June 30, 2000, Plaintiffs filed a consolidated and amended complaint (the "Class Action Complaint"), IN RE MUSICMAKER.COM SEC. LITIG., No. 00-02018 CAS (MANx). Named as defendants are musicmaker.com, Inc., EMI Group, PLC, EMI Recorded Music, EMI Recorded Music North America, Virgin Holdings, Inc., Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A.B. Smith, and John A. Skolas. The Class Action Complaint alleges that the Company violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder ("Rule 10b-5"), by making false and misleading statements in the Company's filings with the SEC and in press releases concerning musicmaker's access to recordings pursuant to certain licensing agreements during the period from July 7, 1999, through November 15, 1999. The claims are purportedly brought on behalf of all persons who purchased musicmaker stock during that period, including investors who purchased stock during the Company's initial public offering as well as those who purchased stock thereafter. Plaintiffs seek unspecified compensatory damages and/or rescission, as well as attorneys' fees and costs. On September 27, 2000, the defendants filed a motion to dismiss the Class Action Complaint. In June 2001 the court denied the motion to dismiss in part, granted it in part, and in August 2001 denied a subsequent motion for reconsideration with respect to the motion to dismiss. In September 2001 plaintiffs filed a Third Consolidated Amended and Supplemental Class Action Complaint, asserting the same causes of action against the Company as were alleged in the Class Action Complaint (the "Third Amended Complaint"). In October 2001 the Company answered the Third Amended Complaint, denying liability to the plaintiffs on any cause of action. In April 2001 several plaintiffs filed a purported non-class action complaint against the same defendants named in the Class Action Complaint (including the Company). The plaintiffs in this action subsequently filed an amended complaint (this complaint as amended, the "Butler Complaint") in September 2001. The Butler Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, as well as common law fraud and negligent misrepresentation claims relating to the same general types of purported misrepresentations set forth in the Class Action Complaint. However, the alleged misrepresentations set forth in the Butler Complaint allegedly occurred during the period from November 15, 1999 through at least April of 2000. On January 21, 2002, the parties participated in a mediation in an attempt to settle matters set forth in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint. That mediation failed to yield a settlement. However, the parties have agreed to participate in another mediation session on May 14, 2002. In the interim, the parties have agreed to pursue limited non-party discovery. The Company believes the allegations contained in the Class Action Complaint and the Butler Complaint are without merit and intends to defend against them vigorously. However, these lawsuits could materially and adversely affect the Company's financial condition and results of operations based on a number of factors, including legal expenses, diversion of management's time and attention, and payment of judgments or settlements in excess of available insurance.

The Company has also been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into with Classicberry Limited and the Black Crowes partnership in the case of the first lawsuit (the "Classicberry Lawsuit"), with Profile Publishing and Management Corporation ApS in the case of the second lawsuit (the "Profile Lawsuit"), and with Koch Entertainment LLC in the case of the third lawsuit (the "Koch Lawsuit"). The lawsuits each seek an aggregate of approximately $250,000, representing what the respective plaintiffs allege is the balance owed by the Company under the agreements. The Company has asserted various counterclaims and affirmative defenses to each of the Profile Lawsuit and the Koch Lawsuit and intends to vigorously oppose such actions. With respect to the Classicberry Lawsuit, in December 2001 the District Court granted the plaintiff's motion for summary judgment and denied the Company's cross-motion. The Company has filed a notice of appeal and has deposited $310,000 in an escrow account as security for a bond required in connection with the appeal.

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

The Company is party to a lease regarding 31,261 square feet of space on Parkridge Boulevard in Reston, Virginia (the "Parkridge Property"). This facility had served as the Company's administrative offices and production center. The term of this lease expires on December 31, 2009, with a monthly rent ranging from approximately $71,000 during the first year of the lease to approximately $92,000 in the final year of the term. The Company has vacated the Parkridge Property, has suspended lease payments and is actively pursuing a new sub-lessee. The Company has engaged the services of a real estate consulting company to pursue alternative uses for the building. On March 12, 2002, the Company was served with a "Bill of Complaint," by the owner of the property, Parkridge Five Associates Limited, seeking restoration of the security deposit in the amount of $664,344, which the owner maintains has been depleted by application to rent payments in prior months. The Company has responded to the "Bill of Complaint"; a hearing date has not yet been determined. There can be no assurance that the Company will be able to obtain the requisite landlord consent to assign or sub-let these premises or that any such assignment or sub-let can be accomplished on favorable terms or at all.

Effective as of June 30, 2001, the Company closed its office located on Wiehle Avenue in Reston, Virginia (the "Wiehle Property") and re-located its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, NY 10019. Effective June 1, 2001, the Company sub-let this property. The sub-lessee subsequently vacated the premises and, the Company believes, is in default under the sub-lease. Collection proceedings have commenced against the sub-lessee; hearing date has been set for June 14, 2002. The monthly rent for the Wiehle Property space is approximately $11,000, which the Company has been paying since the departure of the sub-lessee. The Company is actively pursuing a new sub-lessee. There can be no assurance that the Company will be able to obtain the requisite landlord consent to assign or sub-let these premises or that any such assignment or sub-let can be accomplished on favorable terms or at all.

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

None.

ITEM 5 - OTHER INFORMATION
--------------------------

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.    Exhibits required by Item 601 of Regulation S-B:

      99.1 Letter to Liquid Audio, Inc. dated February 22, 2002.

B.    Reports on Form 8-K:

      None.  Not required.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MUSICMAKER.COM, INC.


                           By: /s/ James A. Mitarotonda
                              ------------------------------------
                              James A. Mitarotonda
                              President and Chief Executive Officer


                           By: /s/ Mel Brunt
                              ------------------------------
                              Mel Brunt
                              Chief Financial Officer



Date:  May 15, 2002