Form 10-Q
period 2002-06-30
MM COMPANIES INC
filed 2002-08-14
CIK 1079786

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002, or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

COMMISSION FILE NUMBER:  000-26585

MM COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	54-1811721
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

888 SEVENTH AVENUE, 17TH FLOOR, NEW YORK, NY	10019
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (212) 974-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒ No ☐

As of August 8, 2002, 3,341,074 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

MM COMPANIES, INC.

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,185,411	$7,596,588
Prepaid expenses and other current assets	110,693	192,479
Total current assets	6,892,125	7,789,067
Investment in partnership	596,021	—
Investment in available-for-sale securities	1,956,746	1,670,992
Other assets	310,000	—
Total assets	$9,158,871	$9,460,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,567	$517,281
Accrued expenses	2,787,936	2,767,994
Other current liabilities	188,337	153,337
Total current liabilities	3,491,840	3,438,612

Accrued lease payments	1,065,677	1,326,403
Stockholders’ equity:
Common stock, $0.01 par value: 25,000,000 shares authorized; 3,342,792 and 3,314,042 shares issued and outstanding, respectively	33,428	33,140
Additional paid-in capital	185,435,519	185,391,807
Treasury stock	(3,633)	—
Other comprehensive income	168,942	114,089
Accumulated deficit	(181,032,902)	(180,843,992)
Total stockholders’ equity	4,601,354	4,695,044

Total liabilities and stockholders’ equity	$9,158,871	$9,460,059

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net sales	$—	$—	$—	$3,176,444
Cost of sales		—
Product	—	486	—	1,911,686
Content	—	15,000	—	13,648

Gross profit	—	(15,486)	—	1,251,110

Operating expenses:
Sales and marketing	—	(1,106,223)	—	(728,120)
Operating and development	—	—	—	85,444
General and administrative	68,469	757,683	325,137	3,077,466
Depreciation and amortization	—	2,596,661	—	2,976,630
Reorganization	—	—	—	2,087,745

Total operating expenses	68,469	2,248,121	325,137	7,499,165

Loss from operations	(68,469)	(2,263,607)	(325,137)	(6,248,055)

Other
Interest income	37,359	109,434	74,496	380,451
Other Income	—	27,898	—	27,898
Gain on sale of available-for-sale securities	43,791	—	61,731	—
Total other	81,150	137,332	136,229	408,349

Net income (loss) before extraordinary item	$12,681	$(2,126,275)	$(188,910)	$(5,839,706)
Gain on early extinguishment of debt	—	151,429	—	151,429
Net income (loss) available to common stockholders	$12,681	$(1,974,846)	$(188,910)	$(5,688,277)
Basic and diluted net income (loss) per common share	$0.004	$(0.60)	$(0.06)	$(1.72)

Weighted average shares outstanding	3,327,023	3,313,996	3,320,545	3,313,996

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2002	2001

OPERATING ACTIVITIES
Net loss	$(188,910)	$(5,688,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2,976,630
Services received in exchange for stock and warrants	—	4,573
Gain on early extinguishment of debt	—	(151,429)
Gain on sale of available-for-sale securities	(61,731)	—
Gain on sale of fixed assets	—	(27,898)
Changes in operating assets and liabilities:
Accounts receivable	—	533,112
Prepaid expenses and other current assets	81,786	2,087,071
Related party accounts receivable	—	88,041
Other assets	(310,000)	—
Accounts payable	(1,714)	(881,631)
Accrued expenses and accrued lease payments	(197,265)	(3,016,868)
Deferred revenues	—	(3,100,779)
Other current liabilities	35,000	43,183
Net cash used in operating activities	(642,834)	(7,134,272)

INVESTING ACTIVITIES
Sale of property and equipment	—	435,927
Purchases of property and equipment	—	(35,397)
Sale of available-for-sale securities	277,805	—
Investment in partnership	(596,021)	—
Purchase of available-for-sale securities	(446,494)	—
Net cash (used in) provided by investing activities	(764,710)	400,530

FINANCING ACTIVITIES
Payment on long-term obligations	—	(20,000)
Repurchase of stock	(3,633)	—
Payment of cash distribution to shareholders	—	(9,941,988)
Refund on excess distribution	—	82,500
Net cash used in financing activities	(3,633)	(9,879,488)
Net decrease in cash and cash equivalents	(1,411,177)	(16,613,230)
Cash and cash equivalents at beginning of period	7,596,588	26,451,805
Cash and cash equivalents at end of period	$6,185,411	$9,838,575

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM Companies, Inc.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. – THE COMPANY

THE COMPANY

On January 3, 2001, the Board of Directors of MM Companies, Inc., formerly musicmaker.com, Inc. (as used herein, “MM Companies”, the “Company” or “we”) as then constituted voted unanimously to cease the operations of its Internet-based custom CD-marketing business.  The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company’s stockholders.

The present Board determined to review alternatives for the Company going forward, which included, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of the Company as a public company which might pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which would require stockholder approval. On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,998 to its stockholders.

Thereafter, the Board determined to seek to pursue one or more potential acquisitions of other publicly traded or privately held companies or significant interests in such companies, with a view to refocusing the Company’s strategic direction.  While the Company continues to actively examine certain potential acquisition transactions and believes that attractive opportunities exist, there can be no assurance whether, when, or on what terms the Company will complete any such acquisition.

Until the events described above, the Company was a provider of customized music CD compilations and music digital downloads.  The Company sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail-order promotions.

In connection with the Company’s cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company’s remaining furniture and equipment.

In addition, effective as of July 1, 2001, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. (“Barington”), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer.  Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company’s Common Stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company.

Effective July 1, 2001, Barington has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington.

The Company’s financial statements as of June 30, 2002 and for the six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  At June 30, 2002, the Company had $6,185,411 in cash and cash equivalents compared to $7,596,588 at December 31, 2001.  Substantially all of the Company’s remaining cash was provided by our initial public offering of Common Stock in 1999.  The Company expects to experience negative cash flows for the foreseeable future.  Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy our obligations in 2002, although we can give no assurances in that regard.  The Company believes these obligations will primarily relate to contractual obligations on non-cancelable operating leases, costs associated with our operation as a public company (legal, accounting, insurance, etc.), the satisfaction of any potential legal judgments or settlements, and the expenses associated with any new business activities which may be undertaken by the Company.  As noted above, the Company continues to pursue the potential acquisition of other businesses.  However, the Company has not consummated any significant transactions to date and the Company’s business prospects remain uncertain.  To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company’s liquidity.

On June 11, 2002 the Company changed its name from musicmaker.com, Inc. to MM Companies, Inc.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements as of June 30, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations.  Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financials should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  Certain prior period balances have been reclassified to conform to the current period presentation.

INVESTMENTS

Securities classified for accounting purposes as “available-for-sale” securities consist of marketable equity securities not classified as either held-to-maturity or trading securities.  Available-for-sale securities are stated at fair value with unrealized holding gains and losses reported as a separate component of stockholders' equity as other comprehensive income.  Dividends on marketable equity securities are recognized as income when declared.  Realized gains and losses and declines in value deemed to be other-than-temporary are included in other income (expense).  The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold.  As of June 30, 2002, the Company held securities, classified for accounting purposes as “available-for-sale,” with a fair market value of $1,956,746 and a cost basis of approximately $1,800,000.  The gross unrealized gains have been recorded as a separate component of other comprehensive income.

As of June 30, 2002 the Company held the following equity positions:

Fairmarket Inc. (NASDAQ: FAIM)	500 shares
Liquid Audio Inc. (NASDAQ: LQID)	654,900 shares
Vulcan International Corp. (AMEX: VUL)	6,500 shares
Thistle Group Holdings Co. (NASDAQ: THTL)	6,790 shares

All investments are held in an account managed by Barington.  Barington and an affiliate are members of BCG Strategic Investors, which, together with certain affiliates, beneficially own approximately 38% of the Company’s Common Stock.

On February 27, 2002, the Company, along with certain other entities (together with the Company, the “Reporting Entities”), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. (“Fairmarket”) (NASDAQ: FAIM) (such amount representing approximately 12.0% of Fairmarket’s outstanding common stock).  Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket’s outstanding common stock).  This represents the Company’s investment of $596,021 in JHC Investment Partners, LLC for the purchase of 627,390 shares of Fairmarket common stock.  JHC Investment Partners LLC is the entity created to purchase 3,485,500 shares of Fairmarket common stock.  The Company has accounted for this investment at cost.  The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington and of a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company’s Board of Directors.

On May 9, 2002, Fairmarket announced that it was nominating Joseph Wright, Jr., to Fairmarket’s Board of Directors. Mr. Wright is also a director of MM Companies, Inc. Mr. Wright was appointed to the Board of Fairmarket pursuant to an agreement that Fairmarket entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limits actions that the group may take with respect to their ownership of Fairmarket common stock prior to January 22, 2005. In addition, James Mitarotonda, President and Chief Executive Officer of MM Companies, Inc., was granted observer status to Fairmarket’s Board.

OTHER COMPREHENSIVE INCOME

The Company separately reports net loss and comprehensive income or loss pursuant to SFAS No. 130, “Reporting Comprehensive Income.”  Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income (loss).  The Company’s comprehensive loss for the six months ended June 30, 2002 totaled $133,057 and is comprised of the Company’s net loss of $188,910, offset by unrealized gains related to available for sale securities.  Comprehensive loss equals net loss for all other periods presented.

NOTE 2. – EQUITY

On February 25, 2002 the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company’s Common Stock.  Shares of Common Stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance.  As of June 30, 2002 the Company had repurchased 2,500 shares.

During the quarter ended June 30, 2002, the Company issued 28,796 shares of stock to members of the Board of Directors for participation at Board meetings.  At the Shareholder Meeting held on June 11, 2002, the shareholders approved to effect a 1-to-100 reverse stock split followed by a 100-to-1 forward split of the Company's Common Stock.

NOTE 3. - OTHER ASSETS

Other assets include an escrow deposit of $310,000 to secure a bond pending a legal appeal.  (See Part II, Item 1 “Legal Proceedings”).

NOTE 4. – ACCRUED EXPENSES

Accrued expenses are comprised of $1,065,677 for the current portion of lease payments, $919,000 for license and royalty fees, as well as certain other accruals for legal and professional fees.

NOTE 5. – NET LOSS PER SHARE

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:

Net income (loss) per share	$12,681	$(2,126,275)	$(188,910)	$(5,839,706)
Extraordinary item—gain on early extinguishment of debt	—	151,429	—	151,429
Net income (loss) available to common stockholders	$12,681	$(1,974,846)	$(188,910)	$(5,688,277)

Denominator:

Weighted-average shares outstanding	3,327,023	3,313,996	3,320,545	3,313,996

Basic and diluted net income (loss) per common share	$0.004	$(0.60)	$(0.06)	$(1.72)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future.  Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may” and “plans” and similar expressions are intended to identify forward-looking statements.  The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements.  These statements speak only as of the date hereof.  We are under no duty to update, and do not undertake to update, any of the forward-looking statements contained in this quarterly report to conform them to actual results or to changes in our expectations.

The following discussion should be read in conjunction with the financial statements contained in Item 1 of Part I of this Form 10-Q.

OVERVIEW

MM Companies was incorporated in April 1996 (“Inception”).  On July 31, 1996, the Company acquired the technology to produce its custom CDs.  During the remainder of 1996 and through the year ended December 31, 2000, the Company’s operating activities consisted of recruiting personnel, developing technological infrastructure, establishing relationships with record labels and vendors, the launching of Company’s website, customer order fulfillment and the establishment of strategic alliances with leading online and offline music marketers for the provision of content.

The Company’s net sales were primarily derived from the sale of custom CDs offered over the Internet, through advertising direct mail campaigns, the fulfillment of mass corporate promotions, and the sale of individual songs downloaded directly from the Company’s website.

On January 3, 2001, the Board of Directors of MM Companies as then constituted voted unanimously to cease the operations of its Internet-based custom CD-marketing business.  The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company’s stockholders.

The present Board determined to review alternatives for the Company going forward, which included, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of MM Companies as a public company which might pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which would require stockholder approval. On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,998 to its stockholders.

Thereafter, the Board determined to seek to pursue one or more potential acquisitions of other publicly traded or privately held companies or significant interests in such companies, with a view to refocusing the Company’s strategic direction.  While the Company continues to actively examine certain potential acquisition transactions and believes that attractive opportunities exist, there can be no assurance whether, when, or on what terms the Company will complete any such acquisition.

Until the events described above, the Company was a provider of customized music CD compilations and music digital downloads.  The Company sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail-order promotions.

In connection with the Company’s cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company’s remaining furniture and equipment.

In addition, effective as of July 1, 2001, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. (“Barington”), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer.  Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company’s Common Stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company.

Effective July 1, 2001, Barington has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington.

RESULTS OF OPERATIONS

NET SALES.  Net sales included the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts.  The Company’s net sales were zero for the three and six months ended June 30, 2002 compared to zero and $3,176,444, respectively, for the three and six month periods ended June 30, 2001.  This net sales decrease is attributable to the Company’s cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

COST OF SALES.  Cost of sales principally consisted of content acquisition costs, product and shipping costs, and credit card receipt processing costs. Product costs included CDs, jewel cases, CD trays and CD inserts.  Cost of sales decreased to zero for the three and six months ended June 30, 2002 compared to $15,486 and $1,925,334, respectively, for the three and six months ended June 30, 2001.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses consisted primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses.  The Company expensed all advertising costs as incurred.  Sales and marketing expenses were zero for the three and six month periods ended June 30, 2002 compared with $(1,106,223) and $(728,120), respectively, for the three and six month periods ended June 30, 2001.  This decrease is attributable to the Company’s cessation of its Internet based custom CD-market business while the Board considers alternatives as the Company moves forward.  The negative sales and marketing Expenses shown for the three and six month periods ending June 30, 2001 are due to the reversal of sales and marketing expenses which had been previously accrued as an expense by the Company.

OPERATING AND DEVELOPMENT EXPENSES.  Operating and development expenses consisted largely of payroll costs and maintenance costs.  Operating and development expenses were zero for the three and  six month periods ended June 30, 2002 compared with $0 and $85,444, respectively, for the three and six month periods ended June 30, 2001.  The decrease is a result of the Company’s cessation of its Internet-based custom CD-marketing business.  As result of such cessation, the Company terminated its operating and development personnel, suspended operations of the Company website and ceased fulfillment of customer orders.

GENERAL AND ADMINISTRATIVE EXPENSES.  During the six month period ended June 30, 2002, general and administrative expenses primarily consist of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses.  General and administrative expenses were $68,469, and $325,137, respectively, for the three and six month periods ended June 30, 2002 compared with $757,683 and $3,077,466, respectively, for the three and six month periods ended June 30, 2001. Major components in 2002 include insurance of $193,895, legal fees of $42,612, professional services of $164,537, rent of $70,000 and compensation to board members of $44,000.  The overall decrease is attributable to the Company’s cessation of its Internet-based custom CD-marketing business, the reduction of its operating and administrative staff, the suspended use of consultants and the purchase of  equipment that was previously accounted for under operating leases.  During the six month period ended June 30, 2002, general and administrative expenses were offset by $289,469 resulting from the reversal of the accrued liability for rent of the Company’s Wiehle Avenue location which had been vacated during 2001.  During June 2002, the Company terminated the lease agreement and paid a termination fee of $129,431.

DEPRECIATION AND AMORTIZATION EXPENSE.  Depreciation and amortization expense decreased to zero for the three and six months ended June 30, 2002, compared to $2,596,661 and $2,976,630, respectively, for the three and six months ended June 30, 2001.  Depreciation decreased due to the write-off of significantly all remaining leasehold improvements for the Company’s office and production facility at Parkridge Boulevard in Reston, Virginia in 2001.

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

INTEREST INCOME.  Interest income was $37,359 and $74,496, respectively, for the three and six months ended June 30, 2002, compared to $109,434 and $380,451, respectively, for the three and six months ended June 30, 2001.  The decrease in interest income is due to a reduction in funds invested.

OTHER INCOME.  Other income was $43,791 and $61,731, respectively, for the three and six months ended June 30, 2002, compared to zero for the three and six months ended June 30, 2001. Other income  consists of realized gains recognized upon the sale of available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $642,834 for the six months ended June 30, 2002 compared to $7,134,272 for the six months ended June 30, 2001.  Other assets increased by

$310,000, reflecting a deposit made in an escrow account as security for a bond pending a legal appeal.

Cash used in investing activities was $764,710 for the six months ended June 30, 2002 as compared to cash provided of $400,530 for the six months ended June 30, 2001.  During the six months ended June 30, 2002, cash used in investing activities was from the sale and purchase of available-for-sale securities.

Net cash used in financing activities was $3,633 for the six months ended June 30, 2002 as compared to $9,879,488 for the six months ended June 30, 2001.  The payment of a $3.00 per share cash distribution, or $9,941,988, payable to shareholders of record on March 1, 2001 accounted for all of the cash used by financing activities for the six months ended June 30, 2001.

At June 30, 2002, the Company had $6,185,411 in cash and cash equivalents compared to $7,596,588 at December 31, 2001.  Substantially all of the Company’s remaining cash was provided by our initial public offering of Common Stock in 1999.  The Company expects to experience negative cash flows for the foreseeable future.  Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations in 2002, although we can give no assurances in that regard.  The Company believes these obligations will primarily relate to contractual obligations on non-cancelable operating leases, costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements  and the expenses associated with any new business activities which may be undertaken by the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Currently substantially all of the Company’s transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant.  While the Company may effect some transactions in foreign currencies during 2002, it does not expect that any related gains or losses will be significant.  The Company has not engaged in foreign currency transactions or foreign currency hedging to date.

PART II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On February 25, 2000, a purported securities class action complaint, PAUL A. ROSENFELD, ET AL. V. MUSICMAKER.COM, INC., ET AL., No. 00-02018 CAS (MANx), was filed in the United States District Court for the Central District of California. At least four nearly identical complaints were filed shortly after the original action was filed. On June 30, 2000, Plaintiffs filed a consolidated and amended complaint (the “Class Action Complaint”), IN RE MUSICMAKER.COM SEC. LITIG., No. 00-02018 CAS (MANx).  Named as defendants are MM Companies, Inc., EMI Group, PLC, EMI Recorded Music, EMI Recorded Music North America, Virgin Holdings, Inc., Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A.B. Smith, and John A. Skolas.  The Class Action Complaint alleges that the Company violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (“Rule 10b-5”), by making false and misleading statements in the Company’s filings with the SEC and in press releases concerning our access to recordings pursuant to certain licensing agreements during the period from July 7, 1999, through November 15, 1999.  The claims are purportedly brought on behalf of all persons who purchased our stock during that period, including investors who purchased stock during the Company’s initial public offering as well as those who purchased stock thereafter.  Plaintiffs seek unspecified compensatory damages and/or rescission, as well as attorneys’ fees and costs.  On September 27, 2000, the defendants filed a motion to dismiss the Class Action Complaint.  In June 2001 the court denied the motion to dismiss in part, granted it in part, and in August 2001 denied a subsequent motion for reconsideration with respect to the motion to dismiss.  In September 2001 plaintiffs filed a Third Consolidated Amended and Supplemental Class Action Complaint, asserting the same causes of action against the Company as were alleged in the Class Action Complaint (the “Third Amended Complaint”).  In October 2001 the Company answered the Third Amended Complaint, denying liability to the plaintiffs on any cause of action.  In April 2001 several plaintiffs filed a purported non-class action complaint against the same defendants named in the Class Action Complaint (including the Company).  The plaintiffs in this action subsequently filed an amended complaint (this complaint, as amended, the “Butler Complaint”) in September 2001.  The Butler Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, as well as common law fraud and negligent misrepresentation claims relating to the same general types of purported misrepresentations set forth in the Class Action Complaint.  However, the alleged misrepresentations set forth in the Butler Complaint allegedly occurred during the period from November 15, 1999 through at least April of 2000.  On January 21, 2002, the parties participated in a mediation in an attempt to settle matters set forth in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint.  On May 14, 2002 the parties participated in a second mediation session. That mediation led to all of the parties to this litigation entering into a Memorandum of Understanding ( the “MOU”) setting forth the material terms of a settlement of all plaintiffs’ claims. Under the terms of the MOU, the Company’s directors and officers insurance carriers will contribute to a settlement fund and the Company will not be obligated to contribute to the settlement.  The MOU is conditioned upon, inter alia, the execution of a comprehensive Stipulation of Settlement and the approval of that Stipulation by the District Court and the acceptance of the terms of the settlement by plaintiffs- shareholders comprising a material part of the class of the Company’s shareholders. The parties are presently negotiating the terms of the Stipulation of Settlement. The Company believes the allegations contained in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint are without merit and intends to defend against them vigorously. However, these lawsuits could materially and adversely affect the Company’s financial condition and results of operations based on a number of factors, including legal expenses, diversion of management’s time and attention, and payment of judgments or settlements in excess of available insurance.

The Company has also been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into with Classicberry Limited and the Black Crowes partnership in the case of the first lawsuit (the “Classicberry Lawsuit”), with Profile Publishing and Management Corporation ApS in the case of the second lawsuit (the “Profile Lawsuit”), and with Koch Entertainment LLC in the case of the third lawsuit (the “Koch Lawsuit”).  The lawsuits each seek an aggregate of approximately $250,000, representing what the respective plaintiffs allege is the balance owed by the Company under the agreements.  The Company has asserted various counterclaims and affirmative defenses to each of the Profile Lawsuit and the Koch Lawsuit and intends to vigorously oppose such actions.  With respect to the Classicberry Lawsuit, in December 2001 the District Court granted the plaintiff’s motion for summary judgment and denied the Company’s cross-motion.  The Company has filed a notice of appeal and has deposited $310,000 in an escrow account as security for a bond required in connection with the appeal.

On January 3, 2001, we paid the balance of $825,000 remaining due in settlement of prior litigation involving TeeVee Toons, Inc. and related parties.

In 1998, we received notice from Magix Entertainment Products GmbH, a German company (“Magix”), claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM.  We reached what we view as a definitive settlement of Magix’s claim in a written settlement agreement in 1998.  In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement.  In December 1999, we filed suit against Magix in federal court in New York.  The case is captioned Musicmaker.com, Inc. v. Magix Entertainment Products GmbH, No. 99 Civ. 11577 (BSJ) (S.D.N.Y.).  The Company has asked the court, among other things, to declare that we own the trademark MUSICMAKER and the domain name MUSICMAKER.COM and that we are entitled to use them in connection with our business.  Magix has filed counterclaims alleging, among other things, that we infringe its trademark rights.

In May of 2001, the Company settled its obligation of $171,429 to Music Maker Relief Fund (the “Foundation”) for $20,000.  Pursuant to the terms of the settlement, the Company was released from the monetary claims that the Foundation may have had against the Company under a contract dated July 1, 1998, between the Company and the Foundation.  Under the terms of the settlement, the Company can no longer use the trademark “musicmaker” but we can continue to use the domain name musicmaker.com, Inc.

The Company is party to a lease regarding 31,261 square feet of space on Parkridge Boulevard in Reston, Virginia (the “Parkridge Property”).  This facility had served as the Company’s administrative offices and production center.  The term of this lease expires on December 31, 2009, with a monthly rent ranging from approximately $71,000 during the first year of the lease to approximately $92,000 in the final year of the term.  The Company has vacated the Parkridge

Property, has suspended lease payments and is actively pursuing a new sub-lessee.  The Company has engaged the services of a real estate consulting company to pursue alternative uses for the building.  On March 12, 2002, the Company was served with a “Bill of Complaint,” by the owner of the property, Parkridge Five Associates Limited, seeking restoration of the security deposit in the amount of $664,344, which the owner maintains has been depleted by application to rent payments in prior months.  The Company has responded to the “Bill of Complaint”; a hearing date has not yet been determined.  There can be no assurance that the Company will be able to obtain the requisite landlord consent to assign or sub-let these premises or that any such assignment or sub-let can be accomplished on favorable terms or at all.

Effective as of June 30, 2001, the Company closed its office located on Wiehle Avenue in Reston, Virginia (the “Wiehle Property”) and relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, NY  10019.  Effective June 1, 2001, the Company sub-let this property.  The sub-lessee subsequently vacated the premises and, the Company believes, is in default under the sub-lease.  On July 10, 2002, we reached an agreement with the sub-lessee to offset the amount we are holding as a security deposit against unpaid rent.  On June 27, 2002, we executed a Lease Termination Agreement with Wiehle Limited Partnership, the landlord, ending the Company’s obligation for the Wiehle Property.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The following six proposals were submitted to and approved by the Company's stockholders at the annual meeting of stockholders held on June 11, 2002:

1.             To amend the Company’s Amended and Restated Certificate of Incorporation to effect a 1-to-100 reverse stock split followed by a 100-to-1 forward stock split of the Company’s common stock.  The proposal was approved:  2,897,725 shares voted in favor of the proposal; 12,679 voted against the proposal; and 1,210 shares abstained..

2.             To amend the Company’s Amended and Restated Certificate of Incorporation to remove the classification of the Board of Directors.  This proposal was approved:  1,917,125 shares voted in favor of the proposal; 6,209 voted against the proposal; 2,274 abstained; and 986,006 shares otherwise represented at the meeting were not voted.

3.             To elect William W. Scranton III, Irwin Steinberg and Joseph Wright, Jr., as Class B directors, and Devarajan Puthukarai and Seymour Holtzman as Class C directors, with James A. Mitarotonda and Jesse Choper to continue to serve as directors after the meeting.  The shareholders voted in favor of election of the Class B and Class C directors as follows:  2,901,135 shares voted for Seymour Holtzman and 10,479 shares withheld from voting for Seymour Holtzman; 2,882,678 shares voted for Devarajan Puthukarai and 28,936 shares withheld from voting for Devarajan Puthukarai; 2,901,165 shares voted for William W. Scranton III and 10,449 shares withheld from voting for William W. Scranton III; 2,901,187 shares voted for

Irwin Steinberg and 10,427 shares withheld from voting for Irwin Steinberg; and 2,901,285 shares voted for Joseph Wright, Jr. and 10,329 shares withheld from voting for Joseph Wright, Jr.

4.             To amend the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from musicmaker.com, Inc. to MM Companies, Inc.  This proposal was approved:  2,903,041 shares voted for the proposal; 7,892 shares voted against the proposal; and 681 shares abstained.

5.             To amend the Company’s Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of the Company’s common stock from 100 million to 25 million.  This proposal was approved:  2,905,666 shares voted in favor of the proposal; 4,977 shares voted against the proposal; and 971 shares abstained.

6.             To ratify the selection of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002.  This proposal was approved: 2,906,120 shares were voted in favor of the proposal; 4,337 shares were voted against the proposal; and 1,157 shares abstained.

ITEM 5 – OTHER INFORMATION

Effective at the close of business on July 12, 2002, the Company commenced effecting the approved reverse/forward stock split.  Fractional shares created by the split are being purchased by the Company for $1.35 per share.  The exact number of shares to be purchased and the total cash to be paid by the Company for those shares is not yet finalized.  As of August 5, 2002, we had purchased 61,081 shares.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.            Exhibits required by Item 601 of Regulation S-B:

99.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act.

99.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act.

B.            Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MM COMPANIES, INC.

	By:	/s/ James A. Mitarotonda
James A. Mitarotonda
President and Chief Executive Officer

	By:	/s/ Mel Brunt
Mel Brunt
Chief Financial Officer

Date: August 14, 2002