Form 10-Q
period 2002-09-30
MM COMPANIES INC
filed 2002-11-15
CIK 1079786

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒ No ☐

As of November 1, 2002, 3,274,614 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MM COMPANIES, INC.

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,607,375	$7,596,588
Precious metals	4,037,790	—
Prepaid expenses and other current assets	363,526	192,479
Total current assets	6,008,691	7,789,067

Investment in partnership	596,186	—
Investment in available-for-sale securities	1,703,505	1,670,992
Other asset	310,000	—
Total assets	$8,618,382	$9,460,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$350,393	$517,281
Accrued expenses	1,395,556	2,767,994
Other current liabilities	2,013,763	153,337
Total current liabilities	3,759,712	3,438,612

Accrued lease payments	—	1,326,403
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value: 25,000,000 shares authorized; 3,344,052 and 3,314,042 shares issued and 3,274,614 and 3,314,042 outstanding, respectively	33,441	33,140
Additional paid-in capital	185,436,718	185,391,807
Treasury stock, 69,438 shares at cost	(93,852)	—
Accumulated other comprehensive income	258,289	114,089
Accumulated deficit	(180,775,926)	(180,843,992)
Total stockholders’ equity	4,858,670	4,695,044

Total liabilities and stockholders’ equity	$8,618,382	$9,460,059

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net sales	$—	$—	$—	$3,176,444
Cost of sales		—
Product	—	—	—	1,911,686
Content	—	—	—	13,648

Gross profit	—	—	—	1,251,110

Operating expenses:
Sales and marketing	—	56,831	—	(671,289)
Operating and development	—	—	—	85,444
General and administrative	(250,416)	2,142,583	74,721	5,220,049
Depreciation and amortization	—	—	—	2,976,630
Reorganization	—	—	—	2,087,745

Total operating expenses	(250,416)	2,199,414	74,721	9,698,579

Income (Loss) from operations	250,416	(2,199,414)	(74,721)	(8,447,469)

Other
Interest income	24,856	92,787	95,172	473,238
Other Income	132	—	4,311	27,898
Gain (Loss) on sale of available-for-sale securities	(18,429)	—	43,302	—
Total other	6,559	92,787	142,785	501,136

Net income (loss) before extraordinary item	$256,975	$(2,106,627)	$68,064	$(7,946,333)
Gain on early extinguishment of debt	—	—	—	151,429
Net income (loss) available to common stockholders	$256,975	$(2,106,627)	$68,064	$(7,794,904)
Basic and diluted net income (loss) before extraordinary items per common share	$0.08	$(0.64)	$0.02	$(2.40)
Basic and diluted gain on extinguishment of debt per common share	$—	$—	$—	$0.05
Basic and diluted net income (loss) per common share	$0.08	$(0.64)	$0.02	$(2.35)
Weighted average shares outstanding	3,303,019	3,313,996	3,314,745	3,313,996

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$68,064	$(7,794,904)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	—	2,976,630
Services received in exchange for stock and warrants	45,212	4,573
Gain on early extinguishment of debt	—	(151,429)
Gain on sale of available-for-sale securities	(43,302)	—
Gain on sale of fixed assets	—	(27,898)
Changes in operating assets and liabilities:
Accounts receivable	—	533,112
Precious metals	(4,037,790)	—
Prepaid expenses and other current assets	(171,047)	1,830,156
Related party accounts receivable	—	88,041
Other asset	(310,000)	—
Accounts payable	(166,888)	(371,933)
Accrued expenses and accrued lease payments	(2,698,841)	(1,498,544)
Deferred revenues	—	(3,100,779)
Other current liabilities	1,860,428	58,367
Other long term liabilities	—	94,068
Net cash used in operating activities	(5,454,164)	(7,360,540)

INVESTING ACTIVITIES
Sale of property and equipment	—	435,927
Purchases of property and equipment	—	(35,397)
Sale of available-for-sale securities	601,483	—
Investment in partnership	(596,186)	—
Purchase of available-for-sale securities	(446,494)	(866,543)
Net cash used in investing activities	(441,197)	(466,013)

FINANCING ACTIVITIES
Payment on long-term obligations	—	(20,000)
Repurchase of stock	(93,852)	—
Payment of cash distribution to shareholders	—	(9,941,988)
Refund on excess distribution	—	82,500
Net cash used in financing activities	(93,852)	(9,879,488)
Net decrease in cash and cash equivalents	(5,989,213)	(17,706,041)
Cash and cash equivalents at beginning of period	7,596,588	26,451,805
Cash and cash equivalents at end of period	$1,607,375	$8,745,764

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(1) THE COMPANY

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

The present Board determined to review alternatives for the Company going forward, which included, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of the Company as a public company which might pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which would require stockholder approval. On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,988 to its stockholders.

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

In connection with the Company’s cessation of its Internet-based custom CD-marketing business, the Company sold all of its remaining furniture and equipment.

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

On June 11, 2002 the Company changed its name from musicmaker.com, Inc. to MM Companies, Inc.

The Company’s financial statements as of September 30, 2002 and for the nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  At September 30, 2002, the Company had $1,607,375 in cash and cash equivalents compared to $7,596,588 at December 31, 2001.  Substantially all of the Company’s remaining cash was provided by our initial public offering of Common Stock in 1999.  The Company expects to experience negative cash flows for the foreseeable future.  Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy our obligations in 2002, although we can give no assurances in that regard.  The Company believes these obligations will primarily relate to contractual obligations on non-cancelable operating leases, costs associated with our operation as a public company (legal, accounting, insurance, etc.), the satisfaction of any potential legal judgments or settlements, and the expenses associated with any new business activities which may be undertaken by the Company.  As noted above, the Company continues to pursue the potential acquisition of other businesses.  However, the Company has not consummated any significant transactions to date and the Company’s business prospects remain uncertain.  To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company’s liquidity.

On August 9, 2002, in connection with the review of the Company’s contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC’s Division of Investment Management inquiring as to the possible status of the Company as an unregistered “investment company” within the meaning of the Investment Company Act of 1940.  The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001.  The Company has relied on the “transient investment company” exemption from the applicable provisions of the Investment Company Act contained in Rule 3a–2 thereunder, which provides for a one-year “safe harbor.”

Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,037,790.  As of September 30, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which is included in other current liabilities on the Company’s balance sheet.  As a result of such acquisition, “investment securities” held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of “investment company” for purposes of the Investment Company Act.  Notwithstanding the fact that the Company purchased gold bullion, and “investment securities” held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

The Company believes that, at all relevant times prior to the date of filing of this Quarterly Report, either it has not been an investment company as defined in the Investment Company Act or it has been a “transient investment company” exempt from the Investment Company Act.  The Company believes that because of the character of its assets it does not currently fall within the definition of an investment company.

The Company is seeking to acquire one or more operating businesses in the near term, which the Company believes would, among other things, eliminate any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities.  A determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company’s business. An unregistered investment company can be prohibited from, among other things, engaging in interstate commerce.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of September 30, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations.  Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financials should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  Certain prior period balances have been reclassified to conform to the current period presentation.

Investments

Securities classified for accounting purposes as “available-for-sale” securities consist of marketable equity securities not classified as either held-to-maturity or trading securities.  Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity as other comprehensive income.  Dividends on marketable equity securities are recognized as income when declared.  Realized gains and losses and declines in value deemed to be other-than-temporary are included in other income (expense).  The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold.  As of September 30, 2002, the Company held securities, classified for accounting purposes as “available-for-sale,” with a fair market value of $1,703,505 and a cost basis of approximately $1,449,652.  The gross unrealized gains have been recorded as a separate component of other comprehensive income.

As of September 30, 2002 the Company held the following equity positions:

Fairmarket Inc. (NASDAQ: FAIM)	500 shares
Liquid Audio Inc. (NASDAQ: LQID)	655,900 shares

All investments are held in an account managed by Barington.  Barington and an affiliate are members of BCG Strategic Investors, which, together with certain affiliates, beneficially own approximately 38% of the Company’s Common Stock.

On February 27, 2002, the Company, along with certain other entities (together with the Company, the “Reporting Entities”), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. (“Fairmarket”) (NASDAQ: FAIM) (such amount representing approximately 12.0% of Fairmarket’s outstanding common stock).  Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket’s outstanding common stock).  This represents the Company’s investment of $596,186 in JHC Investment Partners, LLC for the purchase of 627,390 shares of Fairmarket common stock.  JHC Investment Partners, LLC is the entity created to purchase 3,485,500 shares of Fairmarket common stock.  The Company has accounted for this investment at cost.  The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington and of a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company’s Board of Directors.

On May 8, 2002, Fairmarket appointed Joseph Wright, Jr., to Fairmarket’s Board of Directors. Mr. Wright is also a director of MM Companies, Inc. Mr. Wright was appointed to the Board of Fairmarket pursuant to an agreement that Fairmarket entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limits actions that the group may take with respect to their ownership of Fairmarket common stock prior to January 22, 2005. In addition, James Mitarotonda, President and Chief Executive Officer of MM Companies, Inc., was granted observer status to Fairmarket’s Board.

Other Comprehensive Income

The Company separately reports net loss and comprehensive income or loss pursuant to SFAS No. 130, “Reporting Comprehensive Income.”  Other comprehensive income includes revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity and are excluded from net income (loss).  The Company’s comprehensive gain for the nine months ended September 30, 2002 totaled $212,264 and is comprised of the Company’s net income of $68,064 and $144,200 of unrealized gains related to available-for-sale securities

(2) EQUITY

On February 25, 2002 the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company’s Common Stock.  Shares of Common Stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance.  As of September 30, 2002 the Company had repurchased 69,438 shares of its common stock at an average market price of approximately $1.35 per share.

During the quarter ended September 30, 2002, the Company issued 1,260 shares of stock to members of the Board of Directors for participation at Board meetings.  At the Shareholder Meeting held on June 11, 2002, the shareholders approved a 1-to-100 reverse stock split followed by a 100-to-1 forward split of the Company’s Common Stock.

(3) OTHER ASSET

Other asset includes an escrow deposit of $310,000 to secure a bond pending a legal appeal.  (See Part II, Item 1 “Legal Proceedings”).

(4) ACCRUED EXPENSES

Accrued expenses are comprised of $1,395,556 for license and royalty fees, as well as certain other accruals for legal and professional fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Information

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

On August 9, 2002, in connection with the review of the Company’s contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC’s Division of Investment Management inquiring as to the possible status of the Company as an unregistered “investment company” within the meaning of the Investment Company Act of 1940.  The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001.  The Company has relied on the “transient investment company” exemption from the applicable provisions of the Investment Company Act contained in Rule 3a–2 thereunder, which provides for a one-year “safe harbor.”

Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,037,790.  As of September 30, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which is included in other current liabilities on the Company’s balance sheet.  As a result of such acquisition, “investment securities” held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of “investment company” for purposes of the Investment Company Act.  Notwithstanding the fact that the Company purchased gold bullion, and “investment securities” held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

The Company believes that, at all relevant times prior to the date of filing of this Quarterly Report, either it has not been an investment company as defined in the Investment Company Act or it has been a “transient investment company” exempt from the Investment Company Act.  The Company believes that because of the character of its assets it does not currently fall within the definition of an investment company.

The Company is seeking to acquire one or more operating businesses in the near term, which the Company believes would, among other things, eliminate any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities.  A determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company’s business. An unregistered investment company can be prohibited from, among other things, engaging in interstate commerce.

Results of Operations

NET SALES.  Net sales included the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts.  The Company’s net sales were zero for the three and nine months ended September 30, 2002 compared to zero and $3,176,444, respectively, for the three and nine month periods ended September 30, 2001.  This net sales decrease is attributable to the Company’s cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

COST OF SALES.  Cost of sales principally consisted of content acquisition costs, product and shipping costs, and credit card receipt processing costs. Product costs included CDs, jewel cases, CD trays and CD inserts.  Cost of sales decreased to zero for the three and nine months ended September 30, 2002 compared to zero and $1,925,334, respectively, for the three and nine months ended September 30, 2001.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses consisted primarily of advertising and promotional expenditures, consulting costs, and payroll and related expenses.  The Company expensed all advertising costs as incurred.  Sales and marketing expenses were zero for the three and nine month periods ended September 30, 2002 compared with $56,831 and $(671,289), respectively, for the three and nine month periods ended September 30, 2001.  This decrease is attributable to the Company’s cessation of its Internet based custom CD-market business while the Board considers alternatives as the Company moves forward.  The negative sales and marketing expenses included within the nine month periods ending September 30, 2001 are due to the reversal of sales and marketing expenses which had been previously accrued as an expense by the Company.

OPERATING AND DEVELOPMENT EXPENSES.  Operating and development expenses consisted largely of payroll costs and maintenance costs.  Operating and development expenses were zero for the three and nine month periods ended September 30, 2002 compared with zero and $85,444, respectively, for the three and nine month periods ended September 30, 2001.  The decrease is a result of the Company’s cessation of its Internet-based custom CD-marketing business.  As result of such cessation, the Company terminated its operating and development personnel, suspended operations of the Company website and ceased fulfillment of customer orders.

GENERAL AND ADMINISTRATIVE EXPENSES.  During the three month and nine month periods ended September 30, 2002, general and administrative expenses primarily consist of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses.  General and administrative expenses were $(250,416) and $74,721, respectively, for the three and nine month periods ended September 30, 2002 compared with $2,142,583 and $5,220,049, respectively, for the three and nine month periods ended September 30, 2001.  The overall decrease is attributable to the Company’s cessation of its Internet-based custom CD-marketing business, the reduction of its operating and administrative staff, the suspended use of consultants and the purchase of  equipment that was previously accounted for under operating leases.  During the nine month period ended September 30, 2002, general and administrative expenses were reduced by $748,964 from the reversal of accruals.  Of this amount, $289,469 is attributable to the lease termination for the Company’s Wiehle Avenue location and $294,804 is attributable to the lease termination for the Company’s office and production facility at Parkridge Boulevard in Reston , Virginia.  The remaining $164,691 is due to the reversal of previously accrued accounts payable.

DEPRECIATION AND AMORTIZATION EXPENSE.  Depreciation and amortization expense decreased to zero for the three and nine months ended September 30, 2002, compared to zero and $2,976,630, respectively, for the three and nine months ended September 30, 2001.  Depreciation decreased due to the write-off of significantly all remaining leasehold improvements for the Company’s office and production facility at Parkridge Boulevard in Reston, Virginia in 2001.

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

INTEREST INCOME.  Interest income was $24,856 and $95,172, respectively, for the three and nine months ended September 30, 2002, compared to $92,787 and $473,238, respectively, for the three and nine months ended September 30, 2001.  The decrease in interest income is due to a reduction in funds invested.

OTHER INCOME.  Other income was $(18,429) and $43,302, respectively, for the three and nine months ended September 30, 2002, compared to zero for the three and nine months ended September 30, 2001. Other income  consists of realized gains and losses recognized upon the sale of available-for-sale securities.

Liquidity and Capital Resources

Net cash used in operating activities was $5,454,164 for the nine months ended September 30, 2002 compared to $7,360,540 for the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, cash used in operating activities was from the Company’s purchase of gold bullion for $4,037,790, net of borrowings of approximately $1.9 million secured by the gold, as well as $310,000, reflecting a deposit made in an escrow account as security for a bond pending a legal appeal.

Cash used in investing activities was $441,197 for the nine months ended September 30, 2002 as compared to cash used of $466,013 for the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, cash used in investing activities was from the Company’s investment in JHC Investment Partners, LLC in connection with the purchase of securities of Fairmarket Inc. as described in this quarterly report at Note 1 to the Financial Statements—Summary of Significant Accounting Policies—Investments.

Net cash used in financing activities was $93,852 for the nine months ended September 30, 2002 as compared to $9,879,488 for the nine months ended September 30, 2001.  The payment of a $3.00 per share cash distribution, or $9,941,988, payable to shareholders of record on March 1, 2001 accounted for most of the cash used by financing activities for the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, cash used in financing activies was for the purchase of 69,438 shares of the Company’s common stock.

At September 30, 2002, the Company had $1,607,375 in cash and cash equivalents compared to $7,596,588 at December 31, 2001.  Substantially all of the Company’s remaining cash was provided by our initial public offering of Common Stock in 1999.  The Company expects to experience negative cash flows for the foreseeable future.  Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations in 2002, although we can give no assurances in that regard.  The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements  and the expenses associated with any new business activities which may be undertaken by the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

FOREIGN CURRENCY RISK.  Currently substantially all of the Company’s transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant.  While the Company may effect some transactions in foreign currencies during 2002, it does not expect that any related gains or losses will be significant.  The Company has not engaged in foreign currency transactions or foreign currency hedging to date.

Item 4.  Controls and Procedures

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On February 25, 2000, a purported securities class action complaint, PAUL A. ROSENFELD, ET AL. V. MUSICMAKER.COM, INC., ET AL., No. 00-02018 CAS (MANx), was filed in the United States District Court for the Central District of California. At least four nearly identical complaints were filed shortly after the original action was filed. On June 30, 2000, Plaintiffs filed a consolidated and amended complaint (the “Class Action Complaint”), IN RE MUSICMAKER.COM SEC. LITIG., No. 00-02018 CAS (MANx) (the “Action”).  Named as defendants are MM Companies, Inc., EMI Group, PLC, EMI Recorded Music, EMI Recorded Music North America, Virgin Holdings, Inc., Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A.B. Smith, and John A. Skolas.  The Class Action Complaint alleges that the Company violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (“Rule 10b-5”), by making false and misleading statements in the Company’s filings with the SEC and in press releases concerning our access to recordings pursuant to certain licensing agreements during the period from July 7, 1999, through November 15, 1999.  The claims are purportedly brought on behalf of all persons who purchased our stock during that period, including investors who purchased stock during the Company’s initial public offering as well as those who purchased stock thereafter.  Plaintiffs seek unspecified compensatory damages and/or rescission, as well as attorneys’ fees and costs.  On September 27, 2000, the defendants filed a motion to dismiss the Class Action Complaint.  In June 2001 the court denied the motion to dismiss in part, granted it in part, and in August 2001 denied a subsequent motion for reconsideration with respect to the motion to dismiss.  In September 2001 plaintiffs filed a Third Consolidated Amended and Supplemental Class Action Complaint, asserting the same causes of action against the Company as were alleged in the Class Action Complaint (the “Third Amended Complaint”).  In October 2001 the Company answered the Third Amended Complaint, denying liability to the plaintiffs on any cause of action.  In April 2001 several plaintiffs filed a purported non-class action complaint against the same defendants named in the Class Action Complaint (including the Company).  The plaintiffs in this action subsequently filed an amended complaint (this complaint, as amended, the “Butler Complaint”) in September 2001.  The Butler Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, as well as common law fraud and negligent misrepresentation claims relating to the same general types of purported misrepresentations set forth in the Class Action Complaint.  However, the alleged misrepresentations set forth in the Butler Complaint allegedly occurred during the period from November 15, 1999 through at least April of 2000.  On January 21, 2002, the parties participated in a mediation in an attempt to settle matters set forth in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint.  On May 14, 2002 the parties participated in a second mediation session. That mediation led to all of the parties to this litigation entering into a Memorandum of Understanding (the “MOU”) setting forth the material terms of a settlement of all plaintiffs’ claims. Under the terms of the MOU, the Company’s directors and officers insurance carriers will contribute to a settlement fund and the Company will not be obligated to contribute to the settlement.  The MOU was conditioned upon, inter alia, the execution of a comprehensive Stipulation of Settlement and the approval of that Stipulation by the District Court and the acceptance of the terms of the settlement by plaintiffs-shareholders comprising a material part of the class of the Company’s shareholders. On October 9, 2002, the court preliminarily approved the Stipulation of Settlement and scheduled a Settlement Hearing for November 25, 2002. On or before November 5, 2002, class members who object to the terms of the Stipulation of Settlement are required to file their objections, which the Court will consider in determining whether to grant final approval of the Stipulation of Settlement. In addition, any plaintiff who does not wish to participate as a member of the class in the settlement must submit a request for exclusion postmarked as of November 8, 2002. At the Settlement Hearing, the court will further consider the Stipulation of Settlement, taking into account any objections as well as arguments in favor of the settlement, and will then decide whether to grant final approval to the Stipulation of Settlement.

The Company continues to believe that the allegations contained in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint are without merit.  However, as these lawsuits have materially and adversely affected the Company’s financial condition and results of operations, based on a number of factors, including legal expenses, diversion of management’s time and attention, and payment of judgments or settlements in excess of available insurance, the Company agreed to the terms of the Stipulation of Settlement.

The Company has also been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into with Classicberry Limited and the Black Crowes partnership in the case of the first lawsuit (the “Classicberry Lawsuit”), with Profile Publishing and Management Corporation ApS in the case of the second lawsuit (the “Profile Lawsuit”), and with Koch Entertainment LLC in the case of the third lawsuit (the “Koch Lawsuit”).  The lawsuits each seek an aggregate of approximately $250,000, representing what the respective plaintiffs allege is the balance owed by the Company under the agreements.  The Company has asserted various counterclaims and affirmative defenses to each of the Profile Lawsuit and the Koch Lawsuit and intends to vigorously oppose such actions.  With respect to the Classicberry Lawsuit, in October 2002 the Court of Appeals affirmed the District Court’s grant of plaintiffs’ motion for summary judgment and denial of the Company’s cross-motion.  The Company has deposited $310,000 in an escrow account as security for a bond required in connection with the appeal.

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

The Company had leased space on Parkridge Boulevard in Reston, Virginia (the “Parkridge Property”).  which served as the Company’s administrative offices and production center.  The term of this lease expired on December 31, 2009, with a monthly rent ranging from approximately $71,000 during the first year of the lease to approximately $92,000 in the final year of the term.  On February 22, 2002, Parkridge Five Associates (the “Parkridge Five”) filed a lawsuit against the Company captioned Parkridge Five Associates Limited Partnership v. Musicmaker, Inc., Fairfax County Circuit Court (Chancery No. 177001).  The Bill of Complaint alleged claims for breach of contract and declaratory judgment.  The Company filed an Answer to the Complaint.  At the conclusion of discovery, the parties entered into settlement discussions which resulted in the settlement of the matter.  The parties executed a settlement agreement providing for lease termination and a cash payment from the Company to Park Ridge of $2.1 million, and the case was dismissed with prejudice by a consent order on September 25, 2002.

On June 30, 2001, the Company closed its office located on Wiehle Avenue in Reston, Virginia (the “Wiehle Property”) and relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, NY  10019.  The Company sublet the Wiehle property on July 1, 2001.  The sub-lessee subsequently vacated the premises and, the Company believes, is in default under the sublease.  The Company retained legal counsel to recover amounts due and owing under the sublease agreement.  A summons was filed in the Fairfax County General District Court on May 21, 2002.  On July 10, 2002, counsel for the sublessee advised the Company that it could apply the security deposit to the unpaid rent.  On the same date, our counsel withdrew the action and the full security deposit was applied to the past due rent.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

Effective at the close of business on July 12, 2002, the Company commenced effecting the approved reverse/forward stock split.  Fractional shares created by the split are being purchased by the Company for $1.35 per share.  As of September 30, 2002, we had purchased 67,720 shares.

Item 6. Exhibit and Reports on Form 8-K

A.                                   Exhibits required by Item 601 of Regulation S-K:

99.1                           Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act.

99.2                           Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act.

B.                                     Reports on Form 8-K:

The Company filed a Form 8-K on September 25, 2002 reporting a change in the Company's certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MM COMPANIES, INC.

	By:	/s/ James A. Mitarotonda
James A. Mitarotonda
President and Chief Executive Officer

	By:	/s/ Mel Brunt
Mel Brunt
Chief Financial Officer

Date: November 14, 2002

CERTIFICATIONS

I, James A. Mitarotonda, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of MM Companies, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James A. Mitarotonda
James A. Mitarotonda
President and Chief Executive Officer
November 14, 2002

I, Mel Brunt, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of MM Companies, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mel Brunt
Mel Brunt
Chief Financial Officer
November 14, 2002