Form 10-K
period 2002-12-31
MM COMPANIES INC
filed 2003-03-31
CIK 1079786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ___________ to _________________.

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

Securities registered pursuant to Section 12(g) of the Securities Act: Common stock, par value $.01 per value.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
[X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchanged Act Rule 12b-2): Yes [ ] No [X].

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,933,356 as of March 25, 2003, based upon the closing price of such equity as of such date.

As of March 25, 2003, 3,280,614 shares of the issuer's common stock were outstanding.

                               MM COMPANIES, INC.


                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


PART I                                                                                                         Page

ITEM 1.     Business.............................................................................................3

ITEM 2.     Properties...........................................................................................5

ITEM 3.     Legal Proceedings....................................................................................5

ITEM 4.     Submission of Matters to a Vote of Security Holders..................................................6

PART II

ITEM 5.     Market For Registrant's Common Equity and Related Stockholder Matters................................7

ITEM 6.     Selected Financial Data..............................................................................7

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................8

ITEM 7A.    Quantitative And Qualitative Disclosures About Market Risk..........................................14

ITEM 8.     Financial Statements and Supplementary Data.........................................................15

ITEM 9.     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure................33

PART III

Item 10.    Directors and Executive Officers of the Registrant..................................................33

Item 11.    Executive Compensation..............................................................................35

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.....................................................................38

Item 13     Certain Relationships and Related Transactions......................................................40

Item 14     Controls and Procedures.............................................................................40

Item 15     Principal Accountant Fees and Services..............................................................40

PART IV

Item 16.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................41

Signatures  ....................................................................................................44

                                     PART I

Note Regarding Forward-Looking Information

         The statements contained in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. These statements speak only as of the date hereof. We are under no duty to update, and do not undertake to update, any of the forward-looking statements contained in this Annual Report to conform them to actual results or to changes in our expectations.

ITEM 1.  Business.

         The Company was formed in Delaware on April 23, 1996. On January 3, 2001, the Board of Directors of MM Companies, Inc., formerly musicmaker.com, Inc. (as used herein, the "Company" or "we") as then constituted voted unanimously to cease its operations as a provider of customized music CD compilations and music digital downloads. The Company had sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail-order promotions. The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders. In connection with the Company's cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company's remaining furniture and equipment.

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

         On June 11, 2002, we changed our name from musicmaker.com, Inc. to MM Companies, Inc.

         The Company's financial statements as of December 31, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2002, the Company had $575,454 in cash and cash equivalents and $4,028,115 in precious metals (see below) compared to $7,596,588 of cash and cash equivalents at December 31, 2001. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with our operation as a public company (legal, accounting, insurance, etc.), the satisfaction of any legal judgments or settlements, and expenses related to any new business activities which may be undertaken by the Company. As noted above, the Company continues to pursue the potential acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

         On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001. The Company has relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one year "safe harbor".

         Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which is included in other current liabilities on the Company's balance sheet. As a result of such acquisition, "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased such gold bullion and therefore "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

         The Company believes that, at all relevant times prior to the date of filing of this annual report, either it has not been an investment company as defined by the Investment Company Act, or it has been a "transient investment company" exempt from the Investment Company Act. The Company believes that because of the character of its assets it does not currently fall within the definition of an investment company.

         The Company is seeking to acquire one or more operating businesses in the near term which the Company believes would, among other thing, eliminate any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities. A determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business. An unregistered investment company can be prohibited from, among other things, engaging in interstate commerce.

         As of December 31, 2002, the Company had no employees other than its President and Chief Executive Officer, and its Chief Financial Officer.

         During the period August 2001 to March 2002, the Company, along with certain other entities (the "Reporting Entities"), purchased 1,448,535 shares of Liquid Audio, Inc. ("Liquid Audio") at a cost of approximately $2.20 per share, representing an approximately 6.9% ownership of Liquid Audio. On February 22, 2002, the Reporting Entities offered to acquire Liquid Audio for $2.50 per share in cash, which was ultimately rejected by Liquid Audio's management. On May 3, 2002, the Company, on behalf of the "Reporting Entities," filed a lawsuit against Liquid Audio in Delaware Chancery Court. The suit alleged that Liquid Audio had failed to hold a timely annual meeting. On May 14, 2002, Liquid Audio announced that it had scheduled its 2002 annual meeting for July 1, 2002. The Company notified Liquid Audio of its intention to nominate Seymour Holtzman and James Mitarotonda as Class III directors.

         Liquid Audio thereafter announced that it agreed to enter into a reverse merger with Alliance Entertainment Corp. and in addition it would conduct a self tender offer for up to 10 million shares of its common stock for $3.00 per share. On July 16, 2002, the Company wrote to Liquid Audio expressing its opposition to the proposed transactions. As an alternative the Company proposed that Liquid Audio distribute $3.00 per share to all Liquid Audio shareholders.

         At the September 26, 2002, Annual Shareholders Meeting of Liquid Audio, the Company's nominees were elected to the Board. Subsequently, the CEO resigned and Liquid Audio terminated its merger agreement with Alliance Entertainment and suspended its self tender offer. On January 24, 2003, Liquid Audio announced that it had sold its digital music fulfillment business to Anderson Merchandisers for $3.2 million. On January 29, 2003, Liquid Audio distributed $2.50 per share, in cash, to all of its shareholders.

ITEM 2.  PROPERTIES.

         Our headquarters are located in New York City, in an office maintained by Barington Capital Group, L.P., an entity which along with certain affiliates owns approximately 38% of the Company's common stock.

ITEM 3.  LEGAL PROCEEDINGS.

         On February 25, 2000, a purported securities class action complaint, PAUL A. ROSENFELD, ET AL. V. MUSICMAKER.COM, INC., ET AL., No. 00-02018 CAS
(MANx), was filed in the United States District Court for the Central District of California. At least four nearly identical complaints were filed shortly after the original action was filed. On June 30, 2000, Plaintiffs filed a consolidated and amended complaint (the "Class Action Complaint"), IN RE MUSICMAKER.COM SEC. LITIG., No. 00-02018 CAS (MANx). Named as defendants are the Company, EMI Group, PLC, EMI Recorded Music, EMI Recorded Music North America, Virgin Holdings, Inc., Robert P. Bernardi, Devarajan S. Puthukarai, Irwin H. Steinberg, Jay A. Samit, Jonathan A.B. Smith, and John A. Skolas. The Class Action Complaint alleges that the Company violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder ("Rule 10b-5"), by making false and misleading statements in the Company's filings with the SEC and in press releases concerning the Company's access to recordings pursuant to certain licensing agreements during the period from July 7, 1999, through November 15, 1999. The claims are purportedly brought on behalf of all persons who purchased Company stock during that period, including investors who purchased stock during the Company's initial public offering as well as those who purchased stock thereafter. Plaintiffs sought unspecified compensatory damages and/or rescission, as well as attorneys' fees and costs. On September 27, 2000, the defendants filed a motion to dismiss the Class Action Complaint. In June 2001, the court denied the motion to dismiss in part, granted it in part, and, in August 2001, denied a subsequent motion for reconsideration with respect to the motion to dismiss. In September 2001 plaintiffs filed a Third Consolidated Amended and Supplemental Class Action Complaint, asserting the same causes of action against the Company as were alleged in the Class Action Complaint (the "Third Amended Complaint"). In October 2001, the Company answered the Third Amended Complaint, denying liability to the plaintiffs on any cause of action. In April 2001, several plaintiffs filed a purported non-class action complaint against the same defendants named in the Class Action Complaint (including the Company). The plaintiffs in this action subsequently filed an amended complaint (this complaint as amended, the "Butler Complaint") in September 2001. The Butler Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, as well as common law fraud and negligent misrepresentation claims relating to the same general types of purported misrepresentations set forth in the Class Action Complaint. However, the alleged misrepresentations set forth in the Butler Complaint allegedly occurred during the period from November 15, 1999 through at least April of 2000. On January 21, 2002 and May 14, 2002, the parties participated in mediation sessions in an attempt to settle matters set forth in the Class Action Complaint, the Third Amended Complaint and the Butler Complaint. The latter mediation session led to all of the parties to this litigation entering into a Memorandum of Understanding (the "MOU") setting forth the material terms of a settlement of all plaintiffs' claims. Under the terms of the MOU, the Company's directors and officers insurance carriers will contribute to a settlement fund and the Company will not be obligated to contribute to the settlement. The MOU was conditioned upon, inter alia, the execution of a comprehensive Stipulation of Settlement and the approval of that Stipulation by the District Court and the acceptance of the terms of the settlement by plaintiffs-shareholders comprising a material part of the class of the Company's shareholders. On October 9, 2002, the court preliminarily approved the Stipulation of Settlement and scheduled a Settlement Hearing for November 25, 2002. On or before November 5, 2002, class members who object to the terms of the Stipulation of Settlement are required to file their objections, which the court will consider in determining whether to grant final approval of the Stipulation of Settlement. In addition any plaintiff who does not wish to participate as a member of the class in the settlement must submit a request for exclusion postmarked as of November 8, 2002. On November 25, 2002, District Court Judge Christian A. Snyder signed a Final Judgement and Order of Dismissal with Prejudice and the Judgement and Order, which was entered by the Clerk of the Court on November 27, 2002, inter alia, granting final approval to the terms of the settlement set forth in the Stipulation of Settlement.

         The Company has also been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into with Classicberry Limited and the Black Crowes partnership in the case of the first lawsuit (the "Classicberry Lawsuit"), with Profile Publishing and Management Corporation ApS in the case of the second lawsuit (the

"Profile Lawsuit"), and with Koch Entertainment LLC in the case of the third lawsuit (the "Koch Lawsuit"). The lawsuits each seek an aggregate of approximately $250,000, representing what the respective plaintiffs allege is the balance owed by the Company under the agreements. With respect to the Classicberry Lawsuit, the Company filed an answer denying liability and asserting affirmative defenses and counterclaims. After the completion of discovery, plaintiffs moved for summary judgment and the Company cross-moved for leave to amend its pleadings. On December 20, 2001 the District Court granted plaintiffs' motion for summary judgement, awarding plaintiffs judgment in the amount of $270,096, and denied the Company's cross motion. The Company filed a notice of appeal and secured a bond staying enforcement of the judgment. On October 15, 2002, the United States Court of Appeals for the Second Circuit affirmed the District Court's judgment. Plaintiffs subsequently agreed to give the Company a satisfaction of judgment and general release in exchange for the Company's payment to plaintiff of $280,000, all of which was performed on December 23, 2002. With respect to the Profile Lawsuit, the Company filed an answer denying liability and asserting affirmative defenses and counterclaims. Plaintiff moved for summary judgment and the Company cross-moved to amend its pleadings. The Court granted plaintiffs' motion and denied the Company's cross motion. No judgment has yet been entered against the Company. However, based on information available to us, we believe that the judgment, when entered, will be for approximately $330,000. The Company and its attorneys were both sanctioned by the court. A notice of appeal will be filed. With respect to the Koch Entertainment Lawsuit, the Company filed an answer denying liability and asserting affirmative defenses and counterclaims. Plaintiff filed an answer to counterclaims denying liability and asserting affirmative defenses. Plaintiff has agreed to discontinue this action in exchange for the Company's payment of $190,000 to plaintiff. This was paid on February 18, 2003.

         In 1998, we received notice from Magix Entertainment Products GmbH, a German company ("Magix"), claiming ownership of the trademark MUSICMAKER and seeking to obtain from us the domain name MUSICMAKER.COM. We reached what we view as a definitive settlement of Magix's claim in a written settlement agreement in 1998. In late 1999, however, Magix renewed its demand for the domain name MUSICMAKER.COM, which we believe to be in violation of our settlement agreement. In December 1999, we filed suit against Magix in federal court in New York. The case is captioned musicmaker.com, Inc., v. Magix Entertainment Products GmbH, No. 99 Civ. 11577 (BSJ) (S.D.N.Y.). The Company has asked the court, among other things, to declare that we own the trademark MUSICMAKER and the domain name MUSICMAKER.COM and that we are entitled to use them in connection with our business. In October 2001, Magix withdrew its complaint.

         The Company had leased space on Parkridge Boulevard in Reston, Virginia (the "Parkridge Property"), which served as the Company's administrative offices and production center. The term of this lease expired on December 31, 2009, with a monthly rent ranging from approximately $71,000 during the first year of the lease to approximately $92,000 in the final year of the term. On February 22, 2002, Parkridge Five Associates (the "Parkridge Five") filed a lawsuit against the Company captioned Parkridge Five Associates Limited Partnership v. Musicmaker, Inc., Fairfax County Circuit Court (Chancery No. 177001). The Bill of Complaint alleged claims for breach of contract and declaratory judgment. The Company filed an Answer to the Complaint. At the conclusion of discovery, the parties entered into settlement discussions, which resulted in the settlement of the matter. The parties executed a settlement agreement providing for lease termination and a cash payment from the Company to Parkridge of $2.1 million, and the case was dismissed with prejudice by a consent order on September 25, 2002.

         On June 30, 2001, the Company closed its office located on Wiehle Avenue in Reston, Virginia (the "Wiehle Property") and relocated its principal offices to New York City. The Company sublet the Wiehle Property on July 1, 2001. The sub-lessee subsequently vacated the premises and, the Company believes, is in default under the sublease. The Company retained legal counsel to recover amounts due and owing under the sublease agreement. A summons was filed in the Fairfax County General District Court on May 21, 2002. On July 10, 2002, counsel for the sub lessee advised the Company that it could apply the security deposit to the unpaid rent. On the same date, our counsel withdrew the action and the full security deposit was applied to the past due rent. On June 27, 2002, we executed a Lease Termination Agreement with Wiehle Limited Partnership, the landlord, ending the Company's obligation for the Wiehle Property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                        Market Price of our common stock.

         The Company was delisted from the NASDAQ National Market as of August 27, 2001. The Company's common stock subsequently became eligible for quotation and is currently traded on the over-the-counter bulletin board ("OTC-BB") under the symbol "MMCO."

         At March 13, 2003 the Company had 3,280,614 shares of common stock outstanding, held by 58 shareholders of record. This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by NASDAQ and the OTC-BB for the periods stated. The quotations set forth below, to the extent reflective of quotations on the OTC-BB, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2001 Quarterly Period                 High Quoted                 Low Quoted
---------------------                 -----------                 ----------
First Quarter                         $5.7188                     $2.50
Second Quarter                        $2.906                      $1.93
Third Quarter                         $2.39                       $ 1.05
Fourth Quarter                        $ 2.25                      $ 1.20

2002 Quarterly Period                 High Quoted                 Low Quoted
---------------------                 -----------                 ----------
First Quarter                         $ 2.03                      $ 1.40
Second Quarter                        $ 2.03                      $ 1.30
Third Quarter                         $ 1.65                      $ 1.18
Fourth Quarter                        $ 1.60                      $ 1.31

         On March 13, 2003, the last sale price of our common stock on OTC-BB was $1.45 per share.

                                Cash Distribution

         On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of common stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,998 to its stockholders.

                      Recent Sales of Unregistered Shares.

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the financial statements and the related notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2002, 2001, and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from the financial statements of the Company that are included elsewhere in this Annual Report. The statement of operations data for the year ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from the Company's 2000 Annual Report on Form 10-K. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period.

                                               Statement of Operations Data

                                                                      Year ended December 31,
                                        ------------------------------------------------------------------------------------
                                             2002             2001              2000            1999             1998
                                        --------------- ------------------ --------------- ---------------- ----------------
Net sales                               $             -      $3,201,412         $5,583,505    $1,043,841         $74,028
Cost of sales                                         -       1,925,333         11,045,929     2,314,210         677,700
                                        --------------- ------------------ --------------- ---------------- ----------------
Gross margin                                          -       1,276,079         (5,462,424)   (1,270,369)       (603,672)
Operating expenses:
    Sales and marketing                               -        (647,685)        16,093,084     7,682,436         929,661
    Operating and development                         -          85,444          2,595,802     1,596,505         804,811
    General and administrative                  (74,521)      8,005,124         10,658,425     5,213,998       2,131,316
    Depreciation and amortization                     -       2,976,630        102,038,806    12,081,971         203,122
    Reorganization                                    -       2,087,746            774,573             -               -
    Loss on investment                                -               -          1,200,000             -               -
                                        --------------- ------------------ --------------- ---------------- ----------------
Total operating expenses                        (74,521)     12,507,259        133,360,690    26,574,910       4,068,910
                                        --------------- ------------------ --------------- ---------------- ----------------
Profit (loss) from operations                    74,521     (11,231,180)      (138,823,114)  (27,845,279)     (4,672,582)
Net interest income (expense)                   105,907         528,116          2,313,009     1,150,550          17,851
Other income                                     42,691          27,898                  -             -               -
                                        --------------- ------------------ --------------- ---------------- ----------------
Net profit (loss) before extraordinary
item                                    $       223,119     (10,675,166)      (136,510,105)  (26,694,729)     (4,654,767)
Gain on extinguishment of debt                                  151,429                  -             -               -
                                        --------------- ------------------ --------------- ---------------- ----------------
Net profit (loss)                               223,119    $(10,523,737)     $(136,510,105) $(26,694,729)    $(4,654,767)
                                        =============== ================== =============== ================ ================
Net profit (loss) before
extraordinary item per share                     $ 0.07         $ (3.22)           $(41.22)      $(13.45)         $(9.37)
Gain on extinguishment of debt
 per share                                            -            0.04                -              -              -
                                        =============== ================== =============== ================ ================
Basic and diluted net profit (loss)
per share                                        $ 0.07        $ (3.18)            $(41.22)      $(13.45)         $(9.37)
                                        =============== ================== =============== ================ ================

Weighted average shares outstanding           3,305,073       3,314,042          3,311,719     2,038,989         509,451
                                        =============== ================== =============== ================ ================



                                                      Balance Sheet Data
                                                                           At December 31,
                                        ---------------------------------------------------------------------------------------
                                              2002              2001               2000              1999            1998
                                        ----------------- ------------------ ------------------ --------------- ---------------
Cash and cash equivalents                       $575,454         $7,596,588        $26,451,805     $58,290,808        $972,954
Precious metals                                4,028,115                 --                 --              --              --
Working capital                                2,723,518          4,350,455         20,790,395      56,295,669       (369,286)
Total assets                                   8,032,220          9,460,059         33,541,049     165,400,220       3,233,963
Debt, long-term portion                                -                  -            128,572         171,429         726,786
Convertible preferred stock                            -                  -                  -               -       2,776,782
Total stockholders' equity (deficit)           4,931,413          4,695,044         24,959,608     161,244,771     (1,654,750)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements contained in Item 8 of this Form 10-K.

                              Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         NET SALES. Net sales include the selling price of products sold by the Company, net of returns, as well as sales promotions and discounts. The Company's net sales were zero for the year ended December 31, 2002, compared to $3,201,412 for the year ended December 31, 2001. This decrease is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

         The positive net sales in the year ended December 31, 2001 were due to the recognition of $3,100,779 in previously deferred revenue in connection with the Company fulfilling its obligations with a contract with the Pepsi-Cola Company.

         COST OF SALES. Cost of sales principally consists of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Content acquisition costs include royalty advances that were paid upon signing of royalty agreements with independent music labels and royalty charges that were assessed on a per music track usage basis. Products costs include CDs, jewel cases, CD trays and CD inserts. Cost of sales was zero for the year ended December 31, 2002, compared to $1,925,333 for the year ended December 31, 2001.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily include advertising and promotional expenditures, consulting costs, payroll and related expenses. Sales and marketing expenses were zero for the year ended December 31, 2002, as compared to $(647,865) for the year ended December 31, 2001. The absence of sales and marketing expenses for the year ended December 31, 2002 is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses. The negative sales and marketing expenses included in the year ended December 31, 2001 are due to the reversal of sales and marketing expenses which had been previously accrued as an expense by the Company.

         OPERATING AND DEVELOPMENT EXPENSES. Operating and developments expenses consisted largely of payroll costs and maintenance costs. Operating and development expenses for the year ended December 31, 2002 were zero, compared to $85,444 for the year ended December 31, 2001. The decrease is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses. As result of such cessation, the Company terminated its operating and development personnel, suspended operations of the Company website and ceased fulfillment of customer's orders.

         GENERAL AND ADMINISTRATIVE EXPENSES. During the twelve month period ended December 31, 2002, general and administration expenses, primarily consisted of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses. General and administrative expenses were $(74,521) for the year ended December 31, 2002, compared to $8,005,124 for the year ended December 31, 2001. Expenses were reduced to $(74,521) by the reversal of accruals made in previous accounting periods in the amount of $1,639,472. Of this amount, $289,469 is attributable to the lease termination for the Company's Wiehle Avenue location and $294,804 is attributable to the lease termination for the Company's office and production facility at Parkridge Boulevard in Reston, Virginia. The remaining $1,055,199 is due to the reversal of previously accrued accounts payable and general liabilities.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased to zero for the year ended December 31, 2002, compared to $2,976,630 for the year ended December 31, 2001. Depreciation decreased as a result of the sale of all of the Company's remaining equipment and furniture during the second quarter of 2001. The Company received gross proceeds of $435,927, less applicable expenses of $55,389. This represented a gain of $27,898 on the written down book value of equipment, furniture and fixtures. Depreciation also decreased due to the write-off of significantly all remaining leasehold improvements for the Company's office and production facility at Parkridge Boulevard in Reston, Virginia in 2001.

         REORGANIZATION COSTS. Reorganization costs were zero for the year ended December 31, 2002, compared to $2,087,745 for the year ended December 31, 2001. The reorganization costs incurred in 2001 were a result of the Company suspending its website and terminating its workforce with the exception of president and chief executive officer, and chief financial officer. The Company paid severance payments to its terminated employees in varying amount based on the length of service to the Company. The Company does not expect to incur any significant additional reorganization costs.

         INTEREST INCOME AND EXPENSE. Interest income was $105,907 for the year ended December 31, 2002, compared to $528,116 for the year ended December 31, 2001. The decline in interest income reflects the decline in cash balances available for investments. This decrease is also partially attributable to the distribution by the Company on March 9, 2001, of $9,941,988, representing $3.00 per share to holders of record as of March 1, 2001.

         OTHER INCOME. Other income was $42,691, for the year ended December 31, 2002, compared to $27,898 for the year ended December 31, 2001. Other income in 2002 consisted of realized gains on sale of investments; other income in 2001 was derived from the sale of the Company's remaining furniture and equipment.

         EXTRAORDINARY GAIN. In May 2001, the Company settled its obligation of $171,429 to the Music Maker Relief Fund for $20,000 and recorded an extraordinary gain on the early extinguishment of debt of $151,429.

         STOCK SPLIT. On June 11, 2002, the Company's Board of Directors and a majority of the stockholders authorized a one for one hundred reverse stock split followed by a hundred for one forward stock split. On July 12, 2002, the Company commenced effecting the approved reverse/forward split. Fractional shares are being purchased by the Company at $1.35 per share, as of December 31, 2002, we have purchased 69,438 shares.

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

         COST OF SALES. Cost of sales principally consists of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Content acquisition costs include royalty advances that were paid upon signing of royalty agreements with independent music labels and royalty charges that were assessed on a per music track usage basis. Production costs include jewel cases, CD trays and CD inserts. Cost of sales was $1,925,333 for year ended December 31, 2001, compared to $11,045,929 for year ended December 31, 2000.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily include advertising and promotional expenditures, consulting costs, payroll and related expenses. Sales and marketing expenses were $(647,685) for the year ended December 31, 2001, compared to $16,093,084 for the year ended December 31, 2000.

         In May 2000, the Company and America Online, Inc. mutually agreed to end the interactive agreement entered into in September 1999. The Company recorded a non-cash charge of $1,472,000 to sales and marketing expenses for the quarter ended June 30, 2000. As a result of the termination, the Company was released from its future obligation to pay AOL the remaining $13,500,000 obligation, which was to have been repaid in $1,500,000 quarterly payments through September 2002.

         OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses were $85,444 for the year ended December 31, 2001, as compared to $2,595,802 for the year ended December 31, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, and other expenses associated with general and corporate functions. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. For the year ended December 31, 2001, general and administrative expenses were $8,005,124, compared to $10,658,425 for the year ended December 31, 2000. General and administrative expenses for the year ended December 31, 2001 included $3,237,302 in rent accruals, a $104,000 accrual for future payments under certain licensing agreements, legal and other professional fees of $907,253, and $600,000 in insurance premiums.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $2,976,630 for the year ended December 31, 2001, as compared to $102,038,806 for the year ended December 31, 2000. Depreciation decreased as a result of the sale of all of the Company's remaining equipment and furniture during the second quarter of 2001.

         REORGANIZATION COSTS, Reorganization costs were $2,087,745 for the year ending December 31, 2001, compared to zero for the year ending December 31, 2000. The reorganization costs incurred in 2001 were a result of the Company suspending its website and terminating its workforce with the exception of the president and chief executive officer, and chief financial officer. The Company paid severance payments to its terminated employees in varying amounts based on the length of service to the Company. The Company does not expect to incur any significant additional reorganization costs.

         INTEREST INCOME AND EXPENSE. Interest income was $528,116 for the year ended December 31, 2001, compared to $2,314,219 for the year ended December 31, 2000. The decline in interest income reflects the decline in cash balances available for investment.

         OTHER INCOME. Other income was $27,898 for the year ending December 31, 2001, compared to zero for the year ending December 31, 2000. Other income was derived from the sale of the Company's remaining furniture and equipment.

         EXTRAORDINARY GAIN. In May 2001, the Company settled its obligation of $171,429 to the Music Maker Relief Fund for $20,000 and recorded an extraordinary gain on the early extinguishments of debt of $151,429. Extraordinary gain in 2000 was zero.

                          Critical Accounting Policies

         The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes the following represent the critical accounting policies of the Company as contemplated by FRR 60 based on our current state of operations. For a summary of all of the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 2 to the accompanying consolidated financial statements based on the Company's current activities.

                  Investments in Available-for-Sale Securities

         The Company purchased marketable equity securities, which it has classified, for accounting purposes, as available-for-sale securities. Available-for-sale securities are stated at fair value with unrealized holding gains and losses reported as a separate component of stockholders' equity as accumulated other comprehensive income. The fair market value of available-for-sale securities is based on quoted market prices from nationally recognized exchanges. The Company also assesses whether any impairment of the fair value of an available-for-sale security below its cost basis is other than temporary and might require a write down through earnings.

                            Operating Lease Accruals

         The Company has vacated possession of its premises subject to operating leases. This should be read in conjunction with the statements contained in Item 2, Part 1, of this Form 10-K.

                               Legal Contingencies

         We have been involved in several legal proceedings resulting from our former operations. A significant judgment we make, in consultation with legal counsel, is the determination as to the likelihood that any of the legal claims filed against us will result in a liability for the Company. We record accruals related to the potential loss that we believe provides for the probable and estimable losses related to legal claims. We also disclose any legal claims filed against us that we believe to be significant. It is possible that future results of operations for quarterly or annual periods could be materially affected by changes in our assumptions, or the effectiveness of our settlement or litigation strategies, related to these proceedings.

                         Liquidity and Capital Resources

         Net cash used in operating activities was $6,485,672 for the year ended December 31, 2002. The cash used in operating activities resulted from the Company's purchase of precious metals (gold bullion) of $4,028,115 and prepaid expenses, primarily related to Liquid Audio, in the amount of $1,028,277, the net settlement of lease obligations of $1,326,403 and other liabilities, chiefly the borrowing of $1.9 million to complete the lease termination of the Parkridge Boulevard facility, offset by the Company's net income of $223,119.

         Cash used in activities characterized as investment activities for accounting purposes was $443,928. The cash used in investing activities resulted from the purchase of an investment in a partnership (JHC Investment Partners
LLC) created to purchase shares in Fairmarket Inc. in the amount of $596,021, offset by proceeds from available for sale securities of $152,092.

         Cash used in financing activities was $91,533, used for the purchase of our stock.

         On February 25, 2002, the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's common stock. Shares of common stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions, and regulatory compliance.

         On February 27, 2002, the Company, along with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. ("Fairmarket") (NASDAQ: FAIM) (such amount representing approximately 12.0% of Fairmarket's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket's outstanding common stock). The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington Capital Group, L.P., a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors. On May 8, 2002, Fairmarket appointed Joseph Wright, Jr., to Fairmarket's Board of Directors. Mr. Wright is also a director of the Company. Mr. Wright was appointed to the Board of Fairmarket pursuant to an agreement that Fairmarket entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limits actions that the group may take prior to January 22, 2005 with respect to their ownership of Fairmarket common stock. In addition, James Mitarotonda, President and Chief Executive Officer of MM Companies, Inc., was granted observer status to Fairmarket's Board.

         At December 31, 2002, the Company had $575,454 in cash and cash equivalents compared to $7,596,588 at December 31, 2001. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations for the next two years, although we can give no assurances in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), the satisfaction of any potential legal judgments or settlements, as well as the expenses associated with any new business activities which may be undertaken by the Company.

         To the extent that management of the Company moves forward on its alternative strategies, such strategies may have a significant impact on our liquidity.

         On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001. The Company has relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one-year "safe harbor."

         Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which is included in other current liabilities on the Company's balance sheet. As a result of such acquisition, "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased gold bullion, and "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under
Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

         The Company believes that, at all relevant times prior to the date of filing of this Report, either it has not been an investment company as defined in the Investment Company Act or it has been a "transient investment company" exempt from the Investment Company Act. The Company believes that because of the character of its assets it does not currently fall within the definition of an investment company.

         The Company is seeking to acquire one or more operating businesses in the near term, which the Company believes would, among other things, eliminate any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities. A determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business. An unregistered investment company can be prohibited from, among other things, engaging in interstate commerce.

                      Factors That May Affect Our Business,
                  Financial Condition and Results of Operations

Our common stock has been delisted from the Nasdaq and is currently subject to "penny stock" rules.

         Since our common stock is not listed on a national securities exchange or listed on a qualified automated quotation system, and does not qualify for any available exceptions, it is subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors." (Accredited investors are, generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses.)

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

         The Company's Board of Directors has determined to seek to pursue one or more potential acquisitions. See Item 1, "Business." Such acquisitions could involve the issuance of additional equity in the Company or a future business combination involving the Company. Depending on the terms of any such event, you could experience a substantially dilutive effect on your investment.

Our stockholders may have difficulty in recovering monetary damages from directors.

         Our certificate of incorporation contains a provision, which eliminates personal liability of our directors for monetary damages to be paid to us and our stockholders for some breaches of fiduciary duties. As a result of this provision, our stockholders may be unable to recover monetary damages against our directors for their actions that constitute breaches of fiduciary duties, negligence or gross negligence. Inclusion of this provision in our certificate of incorporation may also reduce the likelihood of derivative litigation against our directors and may discourage lawsuits against our directors for breach of their duty of care even though some stockholder claims might have been successful and benefited stockholders.

We may be deemed to be an investment company and subjected to related restrictions

         The regulatory scope of the federal Investment Company Act, which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to companies which do not intend to be characterized as an investment company but which, nevertheless, may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We do not intend and do not consider the Company to be an investment company and our anticipated activities going forward are expected to involve acquiring one or more related or other businesses. If we were deemed to be an investment company, our activities would be restricted, including restrictions on the nature of our investments and the issuance or repurchase of securities. We might also be required to register under the Investment Company Act and file reports, or adopt corporate governance rules including significant reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event we were deemed to be an investment company, our failure to satisfy such regulatory requirements have a material adverse effect on us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements                                          Page

Reports of Independent Auditors...........................................16

Balance Sheets
         As of December 31, 2002 and 2001................................18

Statements of Operations
         For the years ended December 31, 2002, 2001 and 2000............19

Statements of Stockholders' Equity
         For the years ended December 31, 2002, 2001 and 2000............20

Statements of Cash Flows
         For the years ended December 31, 2002, 2001 and 2000............21

Notes to Financial Statements............................................22

                         Report of Independent Auditors

Board of Directors and Stockholders of MM Companies, Inc.

         We have audited the accompanying balance sheet of MM Companies, Inc. (formerly musicmaker.com, Inc.) (the "Company"), as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MM Companies, Inc. (formerly musicmaker.com, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 1, on January 3, 2001, the Company ceased operation of its Internet-based custom compact disc marketing business and has no current substantive business operations. The Board of Directors continues to review alternatives for the Company, but has not consummated any significant transactions to date. As a result, the Company's business prospects remain uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements and financial statement schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                             /s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 6, 2003

                         Report of Independent Auditors

Board of Directors and Stockholders
Musicmaker.com, Inc.

         We have audited the accompanying balance sheet of Musicmaker.com, Inc. as of December 31, 2001, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musicmaker.com, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements and schedule have been prepared assuming that Musicmaker.com, Inc. will continue as a going concern. As described more fully in Note 1, on January 3, 2001, Musicmaker.com, Inc. ceased operation of its Internet-based custom compact disc marketing business and has no current substantive business operations. The Board of Directors continues to review alternatives for the Company, but has not consummated any significant transactions to date. As a result, the Company's business prospects remain uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP

McLean, Virginia
January 26, 2002

                               MM COMPANIES, INC.
                                 Balance Sheets

                                                                                         December 31,
                                                                                ------------------------------
                                                                                     2002            2001
                                                                                ------------------------------
Assets
Current assets:
   Cash and cash equivalents ................................................   $     575,454    $   7,596,588

   Precious metals ..........................................................       4,028,115               --
   Prepaid expenses and other current assets ................................       1,220,756          192,479
                                                                                -------------    -------------
Total current assets ........................................................       5,824,325        7,789,067

Investments in partnership ..................................................         596,021               --
Investments in available-for-sale securities ................................       1,611,874        1,670,992
                                                                                -------------    -------------
Total assets ................................................................   $   8,032,220    $   9,460,059
                                                                                =============    =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses ....................................   $   1,185,272    $   3,285,275

   Other current liabilities ................................................       1,915,535          153,337
                                                                                -------------    -------------
Total current liabilities ...................................................       3,100,807        3,438,612

Long-term liabilities, accrued lease payments ...............................              --        1,326,403
                                                                                -------------    -------------

Commitments and contingencies ...............................................              --               --

 Stockholders' equity:
   Common stock, $0.01 par value, 10,000,000 shares authorized; 3,350,052 and
     3,314,042 shares issued at December 31, 2002 and 2001, respectively, and
     3,280,614 and 3,314,042 shares
     outstanding at December 31, 2002 and 2001, respectively ................          33,501           33,140
   Additional paid-in capital ...............................................     185,445,946      185,391,807
   Accumulated other comprehensive income ...................................         164,372          114,089
   Accumulated deficit ......................................................    (180,620,873)    (180,843,992)
   Treasury stock, 69,438 shares, at cost ...................................         (91,533)              --
                                                                                -------------    -------------
   Total stockholders' equity ...............................................       4,931,413        4,695,044
                                                                                -------------    -------------
Total liabilities and stockholders' equity ..................................   $   8,032,220    $   9,460,059
                                                                                =============    =============


         See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                            Statements of Operations

                                                                   Year Ended December 31,
                                                      -----------------------------------------------
                                                           2002               2001            2000
                                                      -----------------------------------------------
Net sales .........................................   $          --    $   3,201,412    $   5,583,505
Cost of sales:
      Product .....................................              --        1,911,686        2,435,774
      Content .....................................              --           13,647        8,610,155
                                                      -------------    -------------    -------------
Gross margin ......................................              --        1,276,079       (5,462,424)

Operating expenses:
   Sales and marketing ............................              --         (647,685)      16,093,084
   Operating and development ......................              --           85,444        2,595,802
   General and administrative .....................         (74,521)       8,005,124       10,658,425
   Depreciation and amortization ..................              --        2,976,630      102,038,806
   Reorganization .................................              --        2,087,746          774,573
   Loss on investment .............................              --               --        1,200,000
                                                      -------------    -------------    -------------
                                                            (74,521)      12,507,259      133,360,690
                                                      -------------    -------------    -------------
Income (loss) from operations .....................          74,521      (11,231,180)    (138,823,114)

Other:
    Interest income ...............................         105,907          528,116        2,314,219
    Interest expense ..............................              --               --           (1,210)
    Gain (loss) on sale of available-for-sale
    securities ....................................          42,691
    Other income ..................................              --           27,898               --
                                                      -------------    -------------    -------------
Total other .......................................         148,598          556,014        2,313,009
                                                      -------------    -------------    -------------
Net income (loss) before extraordinary item .......         223,119      (10,675,166)    (136,510,105)
Gain on extinguishment of debt ....................              --          151,429               --
                                                      -------------    -------------    -------------
Net income (loss) available to common stockholders.        223,119      (10,523,737)   $(136,510,105)
                                                      =============    =============    =============
Basic and diluted net income (loss) before
   extraordinary item per common share ............   $         .07    $       (3.22)   $      (41.22)
                                                      =============    =============    =============
Basic and diluted gain on extinguishment of debt
    per share .....................................              --             0.04               --
                                                      =============    =============    =============
Basic and diluted net income (loss) per common
    share .........................................   $         .07    $       (3.18)   $      (41.22)
                                                      =============    =============    =============

Weighted average shares outstanding ...............       3,305,073        3,314,042        3,311,719
                                                      =============    =============    =============

                See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                       Statements of Stockholders' Equity


                                                                             Accumulated
                                        Common Stock          Additional        Other
                                    ---------------------       Paid-In     Comprehensive Accumulated    Treasury
                                      Shares       Amount       Capital        Income       Deficit        Stock         Total
                                    ----------    -------    -------------    --------   -------------    --------   -------------
Balance at December 31, 1999 .....   3,299,350    $32,994    $ 195,021,927    $     --   $ (33,810,150)   $     --   $ 162,244,771

 Issuance of common stock ........         823          8           49,992          --              --                      50,000
 Issuance of warrants and options           --         --          (13,171)         --              --                    (13,171)
 Exercise of options .............      13,869        138          187,975          --              --                     188,113
 Net loss ........................          --         --               --          --    (136,510,105)               (136,510,105)
                                    ----------    -------    -------------    --------   -------------    --------   -------------
Balance at December 31, 2000 .....   3,314,042     33,140      195,246,723          --    (170,320,255)                 24,959,608
 Distribution to shareholders ....          --         --       (9,941,988)         --              --                  (9,941,988)
 Amortization compensatory stock
   options .......................          --         --            4,572          --              --                       4,572
 Refund on excess distribution ...          --         --           82,500          --              --                      82,500
 Unrealized holding gain on
   available-for-sale securities .                                             114,089                                     114,089
 Net loss ........................          --         --               --          --     (10,523,737)                (10,523,737)
                                    ----------    -------    -------------    --------   -------------    --------   -------------
Balance at December 31, 2001 .....   3,314,042     33,140      185,391,807     114,089    (180,843,992)         --       4,695,044
 Common stock, issued to
   outside directors .............      36,010        361           54,139          --              --                      54,500
Purchase of treasury stock .......                                                                         (91,533)        (91,533)
Unrealized holding gain on
 available-for-sale securities ...          --         --               --      50,283              --                      50,283
Net Income .......................          --         --               --          --         223,119                     223,119
                                    ----------    -------    -------------    --------   -------------    --------   -------------
Balance at December 31, 2002 .....   3,350,052    $33,501    $ 185,445,946    $164,372   $(180,620,873)   $(91,533)  $   4,931,413
                                    ==========    =======    =============    ========   =============    ========   =============

See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                            Statements of Cash Flows

                                                                                 Year ended December 31,
                                                                  -----------------------------------------------
                                                                       2002            2001              2000
                                                                  -----------------------------------------------
Cash flows from operating activities
Net income (loss) ............................................   $     223,119    $ (10,523,737)   $(136,510,105)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation ...............................................              --        2,976,630        3,332,407
  Amortization ...............................................              --               --       98,706,399
  Loss (gain) on sale of available-for-sale securities .......         (42,691)              --               --
  Loss on investment .........................................              --               --          750,000
  Gain on disposition of liabilities .........................      (1,639,472)              --               --
  Gain on sale of fixed assets ...............................              --          (27,898)              --
  Gain on early extinguishment of debt .......................              --         (151,429)              --
  Services received in exchange for stock and warrants .......          54,500            4,572          (13,171)
  Changes in operating assets and liabilities:
    Accounts receivable ......................................              --          533,112           (4,154)
    Precious metals ..........................................      (4,028,115)              --               --
    Prepaid expenses and other current assets ................      (1,028,277)       1,925,444         (658,000)
    Related party account receivable .........................              --           88,041           (6,522)
    Other assets .............................................              --        1,000,902        2,183,983
    Accounts payable and accrued expenses ....................      (1,058,522)        (462,160)       1,257,675
    Deferred revenues ........................................              --       (3,100,779)       2,975,779
    Other current liabilities ................................       2,085,580           58,366           94,971
    Deferred rent and other ..................................              --         (140,424)          97,567
    Accrued lease payments ...................................      (1,051,794)              --               --
                                                                 -------------    -------------    -------------

Net cash used in operating activities ........................      (6,485,672)      (7,819,360)     (27,793,171)

Cash flows from investing activities
Proceeds from (purchase of) available - for -
sale securities, net ........................................          152,092       (1,556,903)              --
Purchase of investment in partnership ........................        (596,021)              --               --
Proceeds from sale of property and equipment .................              --          435,927               --
Purchases of property and equipment ..........................              --          (35,393)      (4,233,945)
                                                                 -------------    -------------    -------------
Net cash used in investing activities ........................        (443,929)      (1,156,369)      (4,233,945)

Cash flows from financing activities
Purchases of treasury stock ..................................         (91,533)              --               --
Payment on long-term obligations .............................              --          (20,000)              --
Payment of cash distribution to shareholders .................              --       (9,941,988)              --
Refund on excess distribution ................................              --           82,500               --
Proceeds from the exercise of options ........................              --               --          188,113
                                                                 -------------    -------------    -------------
Net cash (used in) provided by financing activities ..........         (91,533)      (9,879,488)         188,113
                                                                 -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents .........      (7,021,134)     (18,855,217)     (31,839,003)
Cash and cash equivalents at beginning of year ...............       7,596,588       26,451,805       58,290,808
                                                                 -------------    -------------    -------------
Cash and cash equivalents at end of year .....................   $     575,454    $   7,596,588    $  26,451,805

Non-cash investing and financing activities
Common stock issued for licensing agreement ..................   $          --    $          --    $      50,000
                                                                 =============    =============    =============
Issuance and modification of warrants ........................   $          --    $          --    $     292,944
                                                                 =============    =============    =============
Payment on account receivable with common stock ..............   $          --    $          --    $     450,000
                                                                 =============    =============    =============



See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

1.       ORGANIZATION

THE COMPANY

On January 3, 2001, the Board of Directors of MM Companies, Inc. (formerly musicmaker.com, Inc.) (the "Company"), as then constituted, voted unanimously to cease the operations of its Internet-based custom CD-marketing business. The then-Board concluded at that time that business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

         The accompanying financial statements as of December 31, 2002 and for the year then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2002, the Company had $575,454 in cash and cash equivalents and $4,028,115 in precious metals (see note 3) compared to $7,596,588 in cash and cash equivalents at December 31, 2001. The Company expects to experience negative cash flows for the foreseeable future. As of December 31, 2002, the Company has utilized cash of approximately $6,486,000 and has not generated any revenue in the last twelve months. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities, which may be undertaken by the Company. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by Barington Capital Group, L.P. ("Barington"). Barington and an affiliate are members of BCG Strategic Investors, which together with certain affiliates beneficially owns approximately 38% of the Company's Common Stock.

Intangible Assets

         Prior to the Company's cessation of its Internet-based custom CD marketing business, the Company entered into license agreements with various record labels. The Company recorded the assets based on the fair market value of the consideration granted and was amortizing the assets over the life of the license agreements. At December 31, 2000, the carrying value of the intangibles was assessed at zero and the Company expensed $78,444,650, the remaining value of their agreements, to amortization expense.

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

         As of December 31, 2002 and 2001, the Company had available-for-sale investments with a fair market value of $1,611,874 and $1,670,992, respectively and a cost basis of $1,447,502 and $1,556,903, respectively. The gross unrealized gains for the years ended December 31, 2002 and 2001 of $50,283 and $114,089 have been recorded as a separate component of stockholders' equity as accumulated other comprehensive income.

         As of December 31, 2002 and 2001 the Company held the following equity positions:

                                                  2002              2001

      Liquid Audio Inc. (NASDAQ:  LQID)      654,900 shares     626,100 shares

      Fairmarket Inc. (NASDAQ:  FAIM)            500 shares                 --

      Clarus Corporation (NASDAQ:CLRS)                   --       6,195 shares

      Vulcan International Corp. (AMEX:VUL)              --       4,000 shares

         All investments are held in an account managed by Barington. Barington and an affiliate are members of BCG Strategic Investors, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock.

Impairment of Long-Lived Assets

         At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 144.

Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of.

         The Company evaluates the carrying amount of long-lived assets to be held and used, including property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. For the year ended December 31, 2001 and 2000 the Company recorded impairment allowances of $2,276,731 and $2,000,000, respectively. At December 31, 2002, all property and equipment had a carrying value of zero.

Fair Value of Financial Instruments

         The Fair Value of the Company's assets and liabilities which qualify as financial instruments under statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompanying balance sheets.

Income Taxes

         The Company complies with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement as of December 31, 2002.

         The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (see Note
7).

         Had compensation cost for these options been determined consistent with the fair value method provided by Financial Accounting Standards Board Statement No. 123 ("FASB No. 123"), the Company's net income (loss) and net income (loss) per common share would have been the following pro forma amounts in each of the years during the three year period ended December 31, 2002.

                                        2002               2001               2000
Net income (loss):
As reported                           $ 223,119    $ (10,523,737)    $ (136,510,105)
Deduct:
Total stock based compensation
  expense determined under fair
  value method for all awards, net
  of related tax effect                 (98,398)                         (2,426,278)
                                      ----------   --------------    ---------------

Pro forma                             $ 124,721    $ (10,523,737)    $ (138,936,383)
                                      ==========   ==============    ===============

Basic and diluted EPS:
As reported                                0.07            (3.18)            (41.22)
Pro forma                                  0.04            (3.18)            (41.96)




         The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:
Risk-free interest rate 4.0%, no dividend yield, expected life 5 years and expected volatility of 373%.

Comprehensive Income (Loss)

         The Company separately reports net loss and comprehensive income or loss pursuant to SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income (loss). The Company's comprehensive income (loss) for the years ended December 31, 2002 and 2001 totaled $273,402 and $10,409,648, respectively, and is comprised of the Company's net income (loss) of $223,119, and ($10,523,737), respectively, partially offset by $50,283 and $114,089, respectively, of unrealized gains related to available-for-sale securities. Comprehensive loss equals net loss for 2000.

Net Income (Loss) Per Share

         The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No.128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. Unexercised stock options to purchase 103,756 shares of the Company's common stock as of December 31, 2002, were excluded in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the Company's common stock. For the years ended December 31, 2001 and 2000, since the effects of the outstanding options and warrants are anti-dilutive in the respective periods, it has been excluded from the computation of net loss per common share.

Revenue Recognition

         Net sales were recognized at the time merchandise was shipped to customers for custom CDs and upon execution of orders for digitally downloaded songs.

Significant Customers

         In February 2001, the Company fulfilled its contract with the Pepsi-Cola Company. As a result, the Company recognized the remaining $3,100,779 of revenue under the contract, which represented approximately 97% of the Company's total sales for the year ended December 31, 2001. For the year ended December 31, 2000, two customers generated 50% of the Company's total sales.

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

         The Company included in cost of sales royalty expenses incurred based on usage per music track. Royalty charges resulted in cost of sales, related to music content, of zero, $13,647 and $8,610,155 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. The Company may be required to make additional advances upon the anniversaries of the signing of these initial contracts and expenses them as incurred.

Operating and Development Costs

         Operating and development costs relating to the Company's proprietary custom CD compilation software technology were expensed as incurred. The Company has incurred research and development costs of approximately $nil, $72,000 and $511,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Operating and development costs also include network and non-capitalized website costs.

Advertising Costs

         The Company expenses all advertising costs as incurred. The Company incurred approximately $nil, $(1,167,000) and $7,970,000 related to advertising for the years ended December 31, 2002, 2001 and 2000, respectively.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

New Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or disposal Activities which nullifies Emerging Issues Task Force (EITF) issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

3.       PRECIOUS METAL

         In August 2002, the Company acquired 12,900 ounces of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which is included in other current liabilities on the Company's balance sheet (see Note 18).

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Included in prepaid expenses and other current assets at December 31, 2002 is approximately $1,024,000 of professional fees and filing costs, associated with the since abandoned litigation and contested proxy solicitation with respect to Liquid Audio, Inc.

5.       INVESTMENT PARTNERSHIP

         On February 27, 2002, the Company along with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. ("Fairmarket") (NASDAQ: FAIM) (such amount representing approximately 12.0% of Fairmarket's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket's outstanding common stock). This represents the Company's investment of $596,021 in JHC Investment Partners, LLC for the purchase of 627,390 shares of Fairmarket common stock. JHC Investment Partners, LLC is the entity created to purchase 3,485,500 shares of Fairmarket common stock. The Company has accounted for this investment as cost (which is not materially different under the equity method of accounting). The Reporting

Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington and a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors.

         On May 8, 2002, Fairmarket appointed Joseph Wright, Jr., to Fairmarket's Board of Directors. Mr. Wright is also a director of MM Companies, Inc. Mr. Wright was appointed to the Board of Fairmarket pursuant to an agreement that fair market entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limit actions that the group may take with respect to their ownership of Fairmarket common stock prior to January 22, 2005. In addition, James Mitarotonda, President and Chief Executive Officer of MM Companies, Inc., was granted observer status to Fairmarket's Board.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of December 31, 2002 and 2001 are comprised of the following:

                                                  December 31,
                                         ------------------------------
                                            2002                2001
                                         ----------          ----------

         Lease payments                  $     --            $1,487,302
         Accounts payable                   534,605             517,281
         Professional fees                   50,543             123,153
         License and royalty fees           520,000             919,000
         Taxes                                7,704              80,440
         Advertising expenses                    --              87,500
         Other                               72,420              70,599
                                         ----------          ----------
                                         $1,185,272          $3,285,275
                                         ==========          ==========

7.       COMMON STOCK AND WARRANTS

         In January 2000, the Company issued a warrant exercisable for 5,882 shares of our common stock to Cheap Trick Unlimited, in exchange for and in connection with Cheap Trick's execution of a license agreement. The warrant is exercisable for a period of five years at $59.50 per share, based upon the average closing price of our common stock on the NASDAQ for a period of five days prior to the execution of the Cheap Trick license agreement. The Company valued the warrant using the Black-Scholes option-pricing model and recorded an intangible asset of $292,922, which was fully amortized at December 31, 2000.

         In February 2000, the Company issued 823 shares of its common stock valued at $50,000, estimating the fair value of the Company's common stock at $60.80 per share in exchange for a license agreement with Metal Blade Records.

         In February 2000, the Company issued warrants exercisable for up to 15,000 shares of our common stock to each of two consultants, in exchange for and in connection with their execution of consulting agreements, under which they agreed to perform certain services in connection with obtaining rights and access to additional sound recordings, obtaining marketing opportunities and obtaining web casting and other broadcast opportunities on behalf of the Company. The warrants expired unexercised in February 2003.

         On February 25, 2002, the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's Common Stock. Shares of Common Stock are expected to be purchased from time-to-time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance. In connection with the stock repurchase program, on June 11, 2002, the Company's Board of Directors and a majority of the stockholders authorized a one for one hundred reverse stock split followed by a hundred for one forward stock split.

         As of December 31, 2002, the Company had repurchased 69,438 shares of its Common Stock at an average market price of $1.32 per share.

         In 2002, the Board of Directors approved the issuance of an aggregate of 36,010 shares of Company Common Stock and 35,000 stock options to Board members for services provided in their role as directors.

8.       STOCK OPTION PLAN

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


                                              2002                        2001                        2000
                                     ------------------------    -------------------------    -------------------------
                                                    Weighted                     Weighted                     Weighted
                                                    Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                       Shares        Price        Shares          Price        Shares          Price
                                       ------      ---------      ------        ---------      ------        ---------

Outstanding at beginning of
   year                                68,756      $   42.93      258,713       $   39.35      234,445       $   40.20
Options granted                        35,000           2.08         --           --           214,289           42.73
Options exercised                        --          --              --           --           (13,869)          13.59
Options canceled or expired              --          --          (189,957)      $   38.04     (176,152)          46.62
                                     --------      ---------     --------       ---------     --------       ---------
Outstanding at end of year            103,756      $   29.15       68,756       $   42.93      258,713       $   39.35
                                     ========      =========     ========       =========     ========       =========
Exercisable at end of year            103,756      $   29.15       55,923       $   39.15      115,484       $   34.31
                                     ========      =========     ========       =========     ========       =========


                                        Options Outstanding                         Options Exercisable
                          -------------------------------------------------    ------------------------------
                             Number       Weighted-Average                        Number
                           Outstanding       Remaining          Weighted-       Exercisable      Weighted-
   Range of Exercise         as of          Contractual         Average           as of           Average
        Price               12/31/02      Life (In Years)    Exercise Price      12/31/02      Exercise Price
        -----               --------      ---------------    --------------      --------      --------------

    $2.02 to $2.10           35,000            3.30              $ 2.08           35,000          $  2.08
   $20.00 to $23.00          30,256            2.69              $21.98           30,256           $21.98
   $35.01 to $60.00          38,500            2.04              $59.40           38,500           $59.40
                             ------            ----              ------           ------           ------
                            103,756            2.65              $29.15          103,756           $29.15
                            =======            ====              ======          =======           ======


         On December 31, 2002, the Company issued a stock appreciation right for 185,000 shares to each of James Mitarotonda and Seymour Holtzman. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $1.852, as adjusted from time to time. The stock appreciation right is exercisable immediately and expires on December 31, 2007. No compensation expense has been recorded during the year ended December 31, 2002, as the Company's stock price was lower than the stock appreciation right's exercise price.

9.       WARRANTS

         The following table summarizes all common and preferred stock warrant activity:

                                                  Year ended December 31,
                                            ------------------------------------
                                              2002         2001          2000
                                            --------    ---------      ---------
Outstanding at beginning of year             288,978      401,826       385,944
Warrants issued                                 --           --          35,882
Warrants exercised                              --           --            --
Warrants expired                                --       (112,848)      (20,000)
                                            --------     --------      --------
Outstanding at end of year                   288,978      288,978       401,826
                                            ========     ========      ========

10.      INCOME TAXES

         At December 31, 2002, the Company had net operating loss carry-forwards of $142.2 million and capital loss carry-forwards of $1.2 million. The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carry-forwards will expire principally in the years 2019 through 2021. The capital loss carry-forwards will expire in 2005. As the Company has not generated any revenues during 2002 and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded. The change in the valuation allowance was $946,876. There was no current or deferred provision for income taxes for the years ended December 31, 2002, 2001 or 2000.

         The total net operating loss carry-forwards ("NOL") of $142.2 million has been reduced, for financial reporting purposes, by $13.8 million, which is unlikely ever to be utilized due to the operation of the Section 382 provisions. The remainder of the NOL also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOLs therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

         Net deferred tax assets consist of:


                                                                     December 31,
                                                             ----------------------------
                                                                  2002           2001
                                                             ------------    ------------

         Deferred tax assets:
            Start up expenses                                $       --      $    112,908
            Reserves and other                                    204,584         955,329
            Capital loss carry-forward                            447,600         447,600
            Net operating loss carry-forward                   47,938,842      48,022,065
                                                             ------------    ------------
            Deferred tax assets before valuation
              allowance                                        48,591,026      49,537,902
         Less valuation allowance                             (48,591,026)    (49,537,902)
                                                             ------------    ------------
         Net deferred tax assets                             $       --      $       --
                                                             ============    ============

         The Company has not paid any income taxes since its inception.

         The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the income (loss) before income taxes due to the effects of the following:


                                                                                      Year ended December 31,
                                                                      --------------------------------------------------
                                                                          2002               2001              2000
                                                                      ------------       ------------       ------------

Expected tax expense (benefit) at federal statutory tax rate          $     75,860       $ (3,578,071)      $(46,413,436)
Future state expense (benefit), net of federal expense (benefit)             7,363           (347,283)        (5,460,404)
Nondeductible expenses and other                                              --                 --              184,329
Utilization of NOL                                                         (83,223)              --                 --
Increase in valuation allowance                                               --            3,924,499         51,689,511
                                                                      ------------       ------------       ------------
                                                                      $       --         $       --         $       --
                                                                      ============       ============       ============

11.      COMMITMENTS AND CONTINGENCIES

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

12.      LITIGATION

        In February 2000, the Company, amongst other parties, was named as defendants in a purported securities class action complaint, including subsequent amendments thereto. During 2002, final approval to the terms set forth in a Stipulation of Settlement was granted whereby the Company would not be obligated to contribute to the related settlement.

        The Company has been named as a defendant in three separate lawsuits arising out of licensing agreements it had previously entered into with Classicberry Limited and the Black Crowes partnership in the case of the first lawsuit (the "Classicberry Lawsuit"), with Profile Publishing and Management Corporation ApS in the case of the second lawsuit (the "Profile Lawsuit"), and with Koch Entertainment LLC in the case of the third lawsuit (the "Koch Lawsuit"). The lawsuits seek an aggregate of approximately $800,000, representing what the respective plaintiffs allege is the balance owed by the Company under the agreements. With respect to the Classicberry Lawsuit, the Plaintiffs subsequently agreed to give the Company a satisfaction of judgment and general release in exchange for the Company's payment to plaintiff of $280,000, all of which was performed on December 23, 2002. With respect to the Profile Lawsuit, no judgment has yet been entered against the Company. However, based on information available to us, management believes that the judgment, when entered, will be for approximately $330,000 and is accrued for in accounts payable and accrued expenses at December 31, 2002. With respect to the Koch Entertainment Lawsuit, the Plaintiff has agreed to discontinue this action in exchange for the Company's payment of $190,000 to plaintiff which is accrued for in accounts payable and accrued expenses at December 31, 2002 and was paid on February 18, 2003.

         In May 2001, the Company settled its obligation of $171,429 to Music Maker Relief Fund (the "Foundation") for $20,000 and recorded an extra ordinary gain on the early extinguishment of debt of $151,429. Pursuant to the terms of the settlement, the Company was released from the monetary claims that the Foundation may have had against the Company under a contract dated July 1, 1998, between the Company and the Foundation. Under the terms of the settlement, the Company can no longer use the trademark "musicmaker" but can continue to use the domain name MM Companies, Inc.

         The Company had leased space on Parkridge Boulevard in Reston, Virginia (the "Parkridge Property"), which served as the Company's administrative offices and production center. On February 22, 2002, Parkridge Five Associates (the "Parkridge Five") filed a lawsuit against the Company captioned Parkridge Five Associates Limited Partnership v. Musicmaker, Inc., Fairfax County Circuit Court (Chancery No. 177001). The Bill of Complaint alleged claims for breach of contract and declaratory judgment. The Company filed an Answer to the Complaint. At the conclusion of discovery, the parties entered into settlement discussions, which resulted in the settlement of the matter. The parties executed a settlement agreement providing for lease termination and a cash payment from the Company to Parkridge of $2.1 million (which was paid during 2002), and the case was dismissed with prejudice by a consent order on September 25, 2002.

         On June 30, 2001, the Company closed its office located on Wiehle Avenue in Reston, Virginia (the "Wiehle Property") and relocated its principal offices to New York City. The Company sublet the Wiehle Property on July 1, 2001. The sub-lessee subsequently vacated the premises and, the Company believes, is in default under the sublease. The Company retained legal counsel to recover amounts due and owing under the sublease agreement. A summons was filed in the Fairfax County General District Court on May 21, 2002. On July 10, 2002, counsel for the sub lessee advised the Company that it could apply the security deposit to the unpaid rent. On the same date, our counsel withdrew the action and the full security deposit was applied to the past due rent. On June 27, 2002, we executed a Lease Termination Agreement with Wiehle Limited Partnership, the landlord, ending the Company's obligation and term of the lease for the Wiehle Property. Pursuant to the terms of the lease termination agreement, the Company made an approximate $129,000 payment to the landlord during 2002.

13.      INFRASTRUCTURE REORGANIZATION

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

14.      RELATED PARTY TRANSACTIONS

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

         Effective July 1, 2001, Barington has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington. In consideration of the foregoing, the Company pays Barington a $5,000 monthly fee. Effective May 1, 2002, the Board of Directors approved an increase of the fee to Barington to $23,500 per month. This increase recognizes the salary and benefits costs of the two Barington employees who devote 80% and 70% of their time to the Company. It includes the provision for occupancy, computer, telephone, fax, Internet access, office supplies and stationary, and printing expenses. In addition, the Company pays $5,000 per month, each, to Mr. Mitarotonda and Mr. Holtzman for services performed. For the year ended December 31, 2002 and 2001, the Company expensed approximately $328,000 and $100,000, respectively in payments to related parties, which is included in general and administrative expenses.

15.      NET INCOME (LOSS) PER SHARE

         The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                   Year ended December 31,
                              ----------------------------------
                                 2002       2001         2000
                              --------    --------     ---------

Stock options                      --         --        258,713
Warrants                           --      288,978      401,826

16.      401(k) PLAN

         The Company provided a 401(k) plan (the "Plan") for all employees. Contributions were made through voluntary employee salary reductions and discretionary matching by the Company. The Company did not make matching contributions to the Plan on behalf of its employees during 2001 and 2000.

         On February 13, 2001, the Company's Board of Directors approved the termination of the Plan. The Plan termination was effective on April 2, 2001.

17.      SHAREHOLDER DISTRIBUTION

         On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of common stock as of March 1, 2001, the record date. The distribution totaled $9,941,988, and was paid in March 9, 2001. The distribution included $82,500 paid in error to a former stockholder of the Company whose stock was not returned to the Company until after the establishment of the record date for the distribution, which amount was subsequently returned by the former stockholder, leading the Company to record a net distribution of $9,859,488 as a reduction of stockholders' equity.

18.      SUBSEQUENT EVENT

         In February and March 2003, the Company sold an aggregate of 7,600 ounces of their gold bullion for approximately $2,683,000, of which approximately $1.9 million was used to pay off their outstanding liability, which was secured by the gold bullion as of December 31, 2002.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information regarding the directors and executive officers of the Company.


Name                                          Age      Position
----                                          ---      --------

Seymour Holtzman.........................     67       Director and Chairman of the Board of Directors
James Mitarotonda........................     48       Director, President and Chief Executive Officer
Jesse Choper.............................     67       Director
Devarajan S. Puthukarai..................     59       Director
Irwin Steinberg..........................     81       Director
Joseph Wright, Jr........................     64       Director
Melvyn Brunt.............................     59       Chief Financial Officer and Secretary

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

         James Mitarotonda is President, Chief Executive Officer and a director of the Company and has served in such capacities since January 2001. Mr. Mitarotonda is also the Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P. He has held these positions at Barington for at least the last five years. Mr. Mitarotonda co-founded Barington Capital Group, L.P. in November 1991. Mr. Mitarotonda is also President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization, value fund in which the general partner seeks to be actively involved with its portfolio companies in order to enhance shareholder value. In addition, Mr. Mitarotonda is a member of the Board of Directors of Liquid Audio, Inc. and LP Innovations, Inc., and is an observer to the Board of Fairmarket, Inc. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates. From December 1984 to May 1988, Mr. Mitarotonda was Senior Vice President/Investments of DH Blair & Co., Inc. Earlier in his career, Mr. Mitarotonda was employed by Citibank, N.A. in an executive capacity having management responsibility for two of Citibank's business banking branches. During his tenure at Citibank, Mr. Mitarotonda became Regional Director of Citibank's Home Equity Financing and Credit Services. Mr. Mitarotonda is a member of the Alumni Advisory Council of New York University's Stern School of Business and is a member of the

Gotham Chapter of the Young President's Organization, where he formerly served on the Executive Committee and as the Co-Chairman of Membership. Mr. Mitarotonda is also a member of the Board of Directors of The Friends of Green Chimneys, a charitable organization. Mr. Mitarotonda graduated from New York University's Leonard N. Stern School of Business with a Master of Business Administration degree and from Queens College with a Bachelor of Arts degree in Economics.

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

         Melvyn Brunt is Secretary and Chief Financial Officer and has served in such capacity since January 2002. Before that Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co. an international freight forwarding company with offices throughout the United States. From 1996 to 2001 he was President of Air Mar Inc., located in Puerto Rico and a Director of TCX International Inc., located in Miami. Both of those companies provide logistics support services to a wide variety of importing and exporting client companies.

             Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2002, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

Item 11  Executive Compensation.

         The following table sets forth all compensation awarded to, earned by, or paid for the years ended December 31, 2002, 2001 and 2000 for services rendered to the Company for each person who acted as the Company's chief executive officer during the year ended December 31, 2002 and its most highly compensated executive officer other than the chief executive officer serving as executive officer at December 31, 2002 (the "Named Executive Officers").

                           Summary Compensation Table


                                                                                       Long-Term
                                                                                     Compensation
                                                      Annual Compensation               Awards
                                                -------------------------------------------------
                                                                                        Number
                                                                                        Shares
                                                                                       Underlying
          Name and Principal Position             Year       Salary($)   Bonus($)        SARs
                     (a)                           (b)          (c)        (d)           (g)
          ---------------------------             ----       ---------   --------     -----------
James A. Mitarotonda                              2002        $60,000       --        185,000(2)
President and Chief Executive Officer (1)         2001        $46,923       --              --
                                                  2000             --       --              --

(1) Mr. Mitarotonda was appointed President and chief executive officer on January 18, 2001.

(2) As of December 31, 2002, the Company granted Mr. Mitarotonda stock appreciation rights to purchase 185,000 shares of our common stock at an exercise price of $1.852 per share.

                               SAR Grants in 2002

        The following table sets forth information regarding the grant of SARs to purchase the Company's common stock to each of the Named Executive Officers during the fiscal year ended December 31, 2002. Potential realizable value assumes that the common stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the requirements of the Securities and Exchange Commission. Potential realizable value does not represent the Company's estimate of future stock price growth.


                                                    Individual Grants
                               -----------------------------------------------------------
                                                 Percentage of                               Potential Realizable Value at
                                 Number of          Total                                    Assumed Annual Rates of Stock
                                Securities      Options/SARs                                 Price Appreciation for Option
                                Underlying       Granted to     Exercise of                            Term (1)
                                Options/SARs     Employees in     Base Price    Expiration    ------------------------------
            Name                  Granted        Fiscal 2002       ($/Sh)         Date          5% ($)           10% ($)
            (a)                     (b)              (c)            (c)           (e)            (f)               (g)
            ---                 -----------     -------------   ------------    ----------      -----            ------

James A. Mitarotonda              185,000           100%         $ 1.852        12/19/07        17,131           34,262

(1) Potential Realizable Value assumes that the Common Stock appreciates at the indicated annual rate (compounded annually) from the grant date until the expiration of the option term and is calculated based on the requirements promulgated by the Securities and Exchange Commission. Potential Realizable Value does not represent the Company's estimate of future stock price growth.

(2) As of December 31, 2002, the Company issued a stock appreciation right for 185,000 shares to James Mitarotonda pursuant to the stockholder agreement. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $1.852 as adjusted from time to time.

                            Compensation of Directors

         Non-employee directors are granted an option to purchase 7,500 shares of common stock upon their initial election or appointment to the board. Each non-employee member of the board is to receive $3,000 worth of Company common stock for each board meeting attended in person and $500 worth of Company common stock for each board meeting attended via telephone.

         Board members are reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

                 Employment Agreements and Consulting Agreements

         Effective July 1, 2001, Barington Capital Group, L.P. has made available to the Company the services of a Barington employee to serve as the chief financial officer and secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington. In consideration of the foregoing, the Company pays Barington a $5,000 monthly fee. Effective May 1,2002, the Board of Directors approved an increase of the fee to Barington to $23,500 per month. This increase recognizes the salary and benefits cost of the two Barington employees who devote 80% and 70% of their time to the Company. It includes the provision for occupancy, computer, telephone, fax, Internet access, office supplies and stationary and printing expenses. In addition, the Company pays $5,000 per month, each, to Mr. Mitarotonda and Mr. Holtzman for services performed in their capacity as President and Chairman of the Board, respectively.

          Compensation Committee Interlocks and Insider Participation.

         Since the dissolution of the Company's Compensation Committee on January 23, 2001, the Board of Directors has undertaken to review the performance of the Company's management and recommend and approve the compensation of and the issuance of stock options to executive officers and employees under the Company's stock option plan. In addition, the Board reviews compensation levels of other employees and reviews other compensation-related issues.

         Devarajan S. Puthukarai is currently a member of our Board of Directors who served previously as our chief executive officer.

         Report of the Compensation Committee of the Board of Directors.

         As disclosed above, our Board of Directors reviews the performance of the Company's management.

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

                         Company Stock Price Performance

         The graph below compares the cumulative total stockholder return on the Company's common stock, the Wilshire Small Capital Index and the S&P 500 Industrial Index. Cumulative total stockholder return represents share value appreciation through December 31, 2002, assuming the investment of $100 in the Common Stock of the Company at the initial public offering on July 7, 1999 and in each of the other indexes on the same date, and reinvestment to all dividends. The Company's shareholder return illustrated below includes a cash distribution of $3.00 per share paid to all stockholders of record on March 1, 2001. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

         The data points used in the omitted graphical presentation is as follows:


                                               Cumulative Total Return
                                              ----------------------------
                                              7/7/99            12/31/2002
                                              ------            ----------

MM COMPANIES, INC.                            100.00             (96.78%)
WILSHIRE SMALL CAP INDEX                      100.00              (7.69%)
S & P 500 INDEX                               100.00             (37.30%)

ITEM 12 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 25, 2003, by
(1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

         The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 25, 2002, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors or executive officers not included in the table below do not hold Company securities.


                                                                            Percent of Total
                                                                                Shares
Name and Address                                    Number of Shares         Outstanding(1)
----------------                                    ----------------         --------------

    Principal Stockholders

BCG Strategic Investors LLC                           1,271,466(2)               38.8%
c/o Barington Capital Group, LP
888 Seventh Avenue, 17th Floor
New York, NY  10019

Rho Management Trust I                                  288,432(3)                8.8%
152 West 57th Street, Floor 23
New York, NY  10019-3310

    Officers and Directors

Jesse Choper                                             14,159(4)                  *

Seymour Holtzman                                        185,000(5)                5.3%

James Mitarotonda                                       185,000(6)                5.3%

Devarajan S. Puthukarai                                 139,210(7)                4.1%

Irwin H. Steinberg                                       52,503(8)                1.6%

Joseph Wright, Jr.                                       16,461(9)                  *

All executive officers and directors as a group
  (6 persons)                                           592,333                   15.6%

* Less than 1%

(1) Percentage of beneficial ownership is calculated assuming 3,280,614 shares of common stock were outstanding on March 25, 2003.

(2) Includes 18,500 shares held by Barington Capital Group L.P., a member of BCG Strategic Investors LLC, whose general partner is LNA Capital Corp., and of which the Chairman, President and CEO is James Mitarotonda; 26,200 shares acquired by dot com Investment Corp., a member of BCG Strategic Investors, LLC, and of which the President and sole director is Seymour Holtzman; and 16,900 shares held by Barington Companies Equity Partners, L.P., whose general partner is Barington Companies Investors, LLC, of which the managing member is James Mitarotonda.

(3) Includes 78,790 shares of common stock issuable upon exercise of Series B warrants and 43,828 shares of common stock issuable upon exercise of Series C warrants. Rho Management Partners L.P., a Delaware limited partnership, may be deemed the beneficial owner of shares registered in the name of Rho Management Trust I, under an investment advisory relationship by which Rho Management Partners L.P. exercises sole voting and investment control over Rho Management Trust I's shares and warrants.

(4) Includes options to purchase 7,500 shares of common stock; and 6,659 shares of restricted common stock. (5) As of December 19, 2002, the Company granted Mr. Holtzman a stock appreciation right to purchase 185,000 shares of our common stock. This number does not include shares of the Company owned by BCG Strategic Investors LLC or dot com Investment Corp. Mr. Holtzman is a managing member of BCG Strategic Investors LLC and the President and sole director of dot com Investment Corp.

(5) As of December 31, 2002, the Company granted Mr. Holtzman a stock appreciation right to purchase 185,000 shares of our common stock. This number does not include shares of the Company owned by BCG Strategic Investors LLC or dot com Investment Corp. Mr. Holtzman is a managing member of BCG Strategic Investors LLC and the President and sole director of dot com Investment Corp.

(6) As of December 31, 2002, the Company granted Mr. Mitarotonda a stock appreciation right to purchase 185,000 shares of our common stock. This number does not include shares of the Company owned by BCG Strategic Investors LLC, Barington Capital Group L.P., or Barington Equity Partners, L.P. Mr. Mitarotonda is a managing member of BCG Strategic Investors LLC, the Chairman, President and CEO of LNA Capital Corp., the general partner of Barington Capital Group L.P., and the managing member of Barington Company Investors, LLC, the general partner of Barington Companies Equity Partners, L.P.

(7) Includes an option to purchase 22,997 shares of common stock; an option to purchase 63,756 shares of common stock; 35,825 shares of restricted common stock; an option to purchase 10,000 shares of common stock; and 6,632 shares of restricted common stock.

(8) Includes an option to purchase 5,000 shares of common stock; a warrant to purchase 16,940 shares of common stock; an option to purchase 10,000 shares of common stock; 8,541 shares of restricted common stock; and a warrant to purchase 6,048 shares of common stock held by Mr. Steinberg's spouse and three children.

(9) Includes an option to purchase 7,500 shares of common stock and 8,961 shares of restricted common stock.

                      Equity Compensation Plan Information

         The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders.


                                                               Number of                             Number of securities
                                                            securities to be     Weighted-average   remaining available for
                                                              issued upon         exercise price        future issuance
                                                              exercise of         of outstanding         under equity
                                                              outstanding           options,           compensation plans
                                                           options, warrants      warrants and       (excluding securities
                                                               and rights            rights         reflected in column (a))
Plan category                                                     (a)                  (b)                    (c)
-------------                                              -----------------      --------------    -----------------------

Equity compensation plans approved by security
holders..............................................               --                  --                     --

Equity compensation plans not approved by security
holders(1)...........................................            370,000              1.852                    --

Total................................................            370,000              1.852                    --


(1) Issued to Mr. Mitarotonda and Mr. Holtzman in accordance with the terms of the stockholders agreement, dated as of January 12, 2001.

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

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 14. CONTROLS AND PROCEDURES.

         Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

         The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                   Audit Fees

         Rothstein, Kass and Company, P.C. billed the Company $25,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2002 and for the review of the financial statements included in the Company's quarterly report for the nine months ended September 30, 2002. The Company's previous auditors, Ernst & Young LLP, billed the Company $19,700 for the independent review of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2002 and the six months ended June 30, 2002. Ernst & Young LLP billed the Company $63,333 for the independent audit of the financial statements included in the Company's annual financial statements included in the annual report for the year ended December 31, 2001 and for the quarterly reports filed for the nine months ended September 30, 2001, six months ended June 30, 2001 and three months ended March 31, 2001. In addition, Ernst & Young LLP billed the Company $16,000 for the independent audit of the Company's financials for the six months ended June 30, 2001.

                                    Tax Fees

         Ernst & Young LLP billed the Company $11,000 for tax consultations related to Section 382 provisions of the Internal Revenue Code.

                                 All Other Fees

         Ernst & Young LLP billed the Company $2,000 related to the transition of the Company's auditors.


                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Index to Financial Statements

         Please see the accompanying Index to Financial Statements, which appears in Item 8 on page 16 of this report. The Report of Independent Auditors, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 17 of this report are included in Item 8.

(a)(2)   Financial Statement Schedules


                                   Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Desc  ription                       Balance at         Additions
                                   Beginning of        Charged to       Deductions From     Balance at End
                                       Year              Expense           Reserves            of Year
                                   ------------        ----------       ---------------     --------------

2002                                $    --            $     --           $      --            $    --
----
Deducted from accounts
receivable:
  For doubtful accounts

2001                                $40,000            $     --           $  40,000            $    --
----
Deducted from accounts
receivable:
  For doubtful accounts

2000                                $75,000            $ 55,000           $  90,000            $40,000
----
Deducted from accounts
receivable:
  For doubtful accounts

(a)(3)   Exhibits

         Please see subsection (c) below.

(b) Reports on Form 8-K

         None.

(c) Exhibits.

1.1 Form of Underwriting Agreement between musicmaker.com, Virgin Holdings, Inc. and Ferris, Baker Watts, Incorporated, Fahnestock & Co. Inc. and
         C. E. Unterberg, Towbin as Representatives.(1)

3.1      Form of Amended and Restated Certificate of Incorporation.(1)

4.1      Form of Common Stock Certificate.(1)

5.1      Opinion of Venable, Baetjer and Howard, LLP regarding legality.(1)

10.1 Amended and Restated Employment Agreement between the Company and Robert P. Bernardi dated December 8, 1997, amended on February 12, 1999.(1)

10.2 Amended and Restated Employment Agreement between the Company and Devarajan S. Puthukarai dated December 8, 1997, amended on February 12, 1999 and on May 19, 1999.(1)

10.3 Consulting Agreement dated January 23, 1997, between the Company and Irwin H. Steinberg, amended on January 1, 1998, and amended by letters to the Company dated August 28, 1998 and August 31, 1998.(1)

10.4 Letter Agreement dated June 12, 1998, between the Company and The Columbia House Company.(1)

10.5     The Company's Amended Stock Option Plan.(1)

10.6 Marketing Agreement dated September 30, 1998, between Platinum Entertainment, Inc. and the Company.(1)

10.7 Memorandum of Understanding between the Company and Audio Book Club, Inc. dated January 18, 1999.(1)

10.8 Office/Warehouse/Showroom Lease dated January 15, 1998 between the Company and Century Properties Fund XX.(1)

10.9     Form of Lock-up Agreement.(1)

10.10.1 Loan and Security Agreement between the Company and Imperial Bank dated March 12, 1999.(1)

10.10.2 Standby Letter of Credit and Security Agreement dated March 9, 1999, and Addendum thereto dated March 5, 1999.(1)

10.11 Master Equipment Lease dated January 8, 1999 between the Company and Boston Financial & Equity Corporation.(1)

10.12 Agreement of Lease between 570 Lexington Company, L.P. and the Company dated February 26, 1999.(1)

10.13 License Agreement between the Company and Virgin Holdings, Inc. dated June 8, 1999.(1)

10.14 Agreement between the Company and Virgin Holdings, Inc. dated June 8, 1999.(1)

10.15 Stockholders' Agreement between the Company, Virgin Holdings, Inc. and the other Stockholders listed on Schedule I dated June 8, 1999.(1)

10.16    Registration Rights Agreement between the Company, Virgin

         Holdings, Inc., Rho Management Trust I, The Columbia House Company and the other Stockholders listed on Schedules I and II dated June 8, 1999.(1)

10.17 Co-Branding and Media Purchase Agreement between the Company and Spinner Networks, Inc. dated March 26, 1999.(1)

10.18 Note Purchase Agreement between Rho Management Trust I and the Company dated as of June 23, 1999.(1)

10.19 Demand Promissory Note in the aggregate principal amount of $1,000,000 issued by the Company to Rho Management Trust I dated as of June 23, 1999.(1)

10.20 Office Lease (1740 Broadway, 23rd Floor, New York, NY 10019) commencing January 15, 2000.(2)

10.21 Office Lease (10780 Parkridge Blvd., Suite 50, Reston, VA 20191) commencing January 15, 2000.(2)

10.22    Loan agreement between the Company and Devarajan Puthukarai.(2)

10.23 Interactive marketing agreement between the Company and American Online, Inc., dated September 15, 1999.(2)

10.24 Stockholders Agreement dated January 12, 2001, among musicmaker.com, Inc. and BCG Strategic Investors, LLC, Barington Capital Group, L.P., Barington Companies Equity Partners, L.P. and Dot Com Investment Corporation.(3)

10.25 Stock appreciation rights agreement, dated as of December 31, 2002, between the Company and James Mitarotonda.(4)

10.26 Stock appreciation rights agreement, dated as of December 31, 2002, between the Company and Seymour Holtzman.(4)

23.1     Consent of Ernst & Young LLP.(4)

23.2     Consent of Rothstein, Kass & Company, P.C.(4)

99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(4)

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(4)

------------------------

(1) Previously filed as an exhibit to the Company's registration statement on Form S-1, as amended and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MM COMPANIES, INC.

                                 /s/ James Mitarotonda
                                 President, Chief Executive Officer and Director March 31, 2003

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                             Title                      Date
   ---------                             -----                      ----

  /s/ JAMES MITAROTONDA             President, Chief Executive   March 31, 2003
   ---------------------------      Officer and Director
   James Mitarotonda

   /s/ SEYMOUR HOLTZMAN             Chairman of the Board of     March 31, 2003
   ---------------------------      Directors and Director
   Seymour Holtzman

   /s/ IRWIN H. STEINBERG           Director                     March 31, 2003
   ---------------------------
   Irwin H. Steinberg

   /s/ JOSEPH WRIGHT, JR.           Director                     March 31, 2003
   ---------------------------
   Joseph Wright, Jr.

   /s/ DEVARAJAN S. PUTHUKARAI      Director                     March 31, 2003
   ---------------------------
   Devarajan S. Puthukarai

   /s/ JESSE CHOPER                 Director                     March 31, 2003
   ---------------------------
   Jesse Choper

   /s/ MELVYN BRUNT                 Chief Financial Officer      March 31, 2003
   ---------------------------      and Secretary
   Melvyn Brunt

                                 CERTIFICATIONS

I, James A. Mitarotonda, certify that:

         1.       I have reviewed this annual report on Form 10-K of MM
                  Companies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/ James A. Mitarotonda
                                           --------------------------------
                                           James A. Mitarotonda
                                           President and Chief Executive Officer
                                           March 31, 2003

I, Melvyn Brunt, certify that:

         1.       I have reviewed this annual report on Form 10-K of MM
                  Companies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ Melvyn Brunt
                                                ---------------------------
                                                Melvyn Brunt
                                                Chief Financial Officer
                                                March 31, 2003