Form 10-Q
period 2003-03-31
MM COMPANIES INC
filed 2003-05-15
CIK 1079786

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003, or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


As of May 12, 2003, 3,280,614 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                                      Index

                                                                            Page
                                                                            ----

PART I-- FINANCIAL INFORMATION

Item 1      Financial Statements

            Balance Sheets
            as of March 31, 2003 (unaudited) and December 31, 2002...........3

            Statements of Operations (unaudited)
            for the three month periods ended
            March 31, 2003 and March 31, 2002................................4

            Statements of Cash Flows (unaudited)
            for the three month periods ended
            March 31, 2003 and  March 31, 2002...............................5

            Notes to Financial Statements....................................6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................9

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk...............................................11

Item 4      Controls and Procedures.........................................11

PART II-- OTHER INFORMATION

Item 1      Legal Proceedings...............................................12

Item 2      Changes in Securities and Use Of Proceeds.......................12

Item 3      Defaults Upon Senior Securities.................................12

Item 4      Submission of Matters to a Vote of Securities Holders...........12

Item 5      Other Information...............................................12

Item 6      Exhibits and Reports On Form 8-K................................12

            Signatures......................................................13

            Certifications..................................................14

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


                                             MM COMPANIES, INC.
                                              BALANCE SHEETS


                                                                               March 31,            December 31,
                                                                                 2003                  2002
                                                                             (unaudited)
                                                                            -------------          -------------
             ASSETS

Current assets:
     Cash and cash equivalents                                              $   3,234,806          $     575,454
     Precious metals                                                            1,655,455              4,028,115
     Prepaid expenses and other current assets                                    225,376              1,220,756
                                                                            -------------          -------------
         Total current assets                                                   5,115,637              5,824,325

Investment in partnership                                                         596,021                596,021
Investment in available-for-sale securities                                       210,368              1,611,874
                                                                            -------------          -------------
         Total assets                                                       $   5,922,026          $   8,032,220
                                                                            =============          =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                  $     696,219          $   1,185,272
     Other current liabilities                                                       --                1,915,535
                                                                            -------------          -------------
         Total current liabilities                                                696,219              3,100,807
                                                                            -------------          -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.01 par value 25,000,000 shares authorized;
       3,350,052 shares issued at March 31, 2003 and December 31, 2002 and 3,280,614 shares outstanding at March 31, 2003 and
       December 31, 2002                                                           33,501                 33,501
     Additional paid-in capital                                               185,445,946            185,445,946
     Accumulated other comprehensive income                                       209,798                164,372
     Accumulated deficit                                                     (180,371,905)          (180,620,873)
     Treasury stock, 69,438 shares at cost                                        (91,533)               (91,533)
                                                                            -------------          -------------
     Total stockholders' equity                                                 5,225,807              4,931,413

                                                                            -------------          -------------
     Total liabilities and stockholders' equity                             $   5,922,026          $   8,032,220
                                                                            =============          =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended
                                                             March 31,
                                                    ----------------------------
                                                        2003           2002
                                                    ------------    -----------

Revenues
   Interest and divided income                      $     7,381     $    37,137
   Dividend income from cash distribution               190,318            --
   Gain on sale of precious metals                      310,020            --
   Gain on sale of available-for-sale
     securities                                            --            17,940
                                                    -----------     -----------

Total revenues                                          507,719          55,077

Operating expenses, general and
   administrative                                       258,749         256,668
                                                    -----------     -----------

Net income (loss)
   available to common stockholders                 $   248,970     $  (201,591)
                                                    ===========     ===========
Basic and diluted net
   income (loss) per common share                   $       .08     $     (0.06)
                                                    ===========     ===========

Weighted average shares outstanding                   3,280,614       3,313,996
                                                    ===========     ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                MM COMPANIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three months ended
                                                                       March 31,
                                                             -------------------------------
                                                                2003                2002
                                                             -----------         -----------

OPERATING ACTIVITIES
Net income (loss)                                            $   248,970         ($  201,591)

Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Gain on sale of available-for-sale securities                     --               (17,940)
  Changes in operating assets and liabilities:
    Precious metals                                            2,372,660                --
    Prepaid expenses and other current assets                    995,378              93,287

    Other assets                                                    --              (310,000)
    Accounts payable and accrued expenses                       (489,053)            (12,966)
    Other current liabilities                                 (1,915,535)             35,000
                                                             -----------         -----------
    Net cash provided by (used in) operating
      activities                                               1,212,420            (414,210)
                                                             -----------         -----------

INVESTING ACTIVITIES
  Proceeds from return of investment                           1,446,932                --
  Proceeds from sale of available-for-sale securities               --                38,475
  Purchase of available-for-sale securities                         --              (303,578)
                                                             -----------         -----------
    Net cash provided by (used in)
    investing activities                                       1,446,932            (265,103)
                                                             -----------         -----------

  Net increase (decrease) in cash and cash equivalents         2,659,352            (679,313)
  Cash and cash equivalents at beginning of period               575,454           7,596,588
                                                             -----------         -----------
  Cash and cash equivalents at end of period                 $ 3,234,806         $ 6,917,275
                                                             ===========         ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    ORGANIZATION AND GOING CONCERN CONSIDERATION

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

The accompanying financial statements as of March 31, 2003 and for the three months then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2003, the Company had $3,234,806 in cash and cash equivalents and $1,655,455 in precious metals (see note 3) compared to $575,454 and $4,028,115, respectively, at December 31, 2002. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements as well as the expenses associated with any new business activities which may be undertaken by the Company. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.    Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and the year ended December 31, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

      The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments

      Securities classified for accounting purposes as "available-for-sale" securities consist of marketable equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders' equity as other comprehensive income. Dividends on marketable equity securities are recognized as income when declared. Realized gains and losses and declines in value deemed to be other-than-temporary are included in revenues. The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold.

      As of March 31, 2003 and December 31, 2002, the Company had available-for-sale securities with a fair market value of $210,368 and $1,611,874, respectively, and a cost basis of approximately $570 and $1,447,502, respectively. The gross unrealized gains as of March 31, 2003 and December 31, 2002 of $45,426 and $50,283 have been recorded as a separate component of stockholder's equity as accumulated other comprehensive income.

      As of March 31, 2003 and December 31, 2002, the Company held the following equity positions:

      Fairmarket Inc. (NASDAQ: FAIM)                             500 shares
      Liquid Audio, Inc. (NASDAQ: LQID)                      654,900 shares

      On January 29, 2003, Liquid Audio, Inc. distributed $2.50 per share in cash to all of its shareholders, of which $1,446,932 represented a return of investment and $190,318 was recorded as dividend income from cash distribution.

Stock-Based Compensation

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on its financial condition or results of operations.

Other Comprehensive Income

      The Company separately reports net income (loss) and comprehensive income
(loss) pursuant to SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income (loss). The Company's comprehensive gain (loss) for the three months ended March 31, 2003 and 2002 totaled $294,396 and ($205,814), respectively, and is comprised of the Company's net income (loss) of $248,970 and ($201,591), respectively, increased in 2003 by unrealized gains related to available-for-sale securities of $45,426 and partially offset in 2002 by unrealized losses related to available-for-sale securities of $4,223.

3.   PRECIOUS METAL

      In February and March 2003, the Company sold an aggregate of 7,600 ounces of its gold bullion for approximately $2,683,000, of which approximately $1.9 million was used to pay off an outstanding liability which were secured by the gold bullion as of December 31, 2002. As of March 31, 2003, the Company still holds 5,300 ounces of gold bullion with a cost basis of $1,655,455.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Included in prepaid expenses and other current assets at March 31, 2003 and December 31, 2002 is approximately $123,000 and $1,024,000, respectively, of costs associated with various previously contested proxy solicitations related to the Company's investment in Liquid Audio, Inc.


5.    INVESTMENT IN PARTNERSHIP

      On February 27, 2002, the Company along with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. ("Fairmarket") (NASDAQ: FAIM) (such amount representing approximately 12.0% of Fairmarket's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket's outstanding common stock). This represents the Company's investment of $596,021 in JHC Investment Partners, LLC. JHC Investment Partners, LLC is an entity created to purchase 3,485,500 shares of Fairmarket common stock. The Company has accounted for this investment at cost. The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington Capital Group, L.P. ("Barington") and a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors.

      On May 8, 2002, Fairmarket appointed Joseph Wright, Jr., to Fairmarket's Board of Directors. Mr. Wright is also a director of MM Companies, Inc. Mr. Wright was appointed to the Board of Fairmarket pursuant to an agreement that Fairmarket entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with a previously contested proxy solicitation initiated by the Reporting Entities and limit actions that the group may take with respect to their ownership of Fairmarket common stock prior to January 22, 2005. In addition, James Mitarotonda, President and Chief Executive Officer of the Company, was granted observer status to meetings of Fairmarket's Board of Directors.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses as of March 31, 2003 and December 31, 2002 are comprised of the following:

                                         March 31,      December 31,
                                           2003            2002
                                       ------------     -----------

        Accounts payable               $  278,229       $  534,605
        Professional fees                  25,080           50,543
        License and royalty fees          330,000          520,000
        Other                              62,910           80,124
                                       ----------       ----------
                                       $  696,219       $1,185,272
                                       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                                    Overview

      The Company was incorporated on April 23, 1996. On January 3, 2001, the Board of Directors of the Company as then constituted voted unanimously to cease its operations as a provider of customized music CD compilations and music digital downloads. The Company had sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail order promotions. The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

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

      The Company's principal executive office is in a space maintained by Barington, a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company. Barington has also made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees, and administrative services provided by Barington for which the Company paid Barington a monthly fee of $23,500.

      On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2002, the Company may have become an inadvertent investment company during 2001. The Company has relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one-year "safe harbor."

      Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion with a purchase price of $4,028,115. The Company borrowed approximately $1.9 million secured by that gold bullion, which has since been repaid from the proceeds of the sale of some of the gold bullion. As a result, "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company has purchased gold bullion, and "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

      The Company believes that, at all relevant times prior to the date of filing this Quarterly Report, it has either not been an investment company as defined in the Investment Company Act, or it has been a "transient investment company" exempt from the Investment Company Act. The Company believes that because of the character of its assets it does not currently fall within the definition of an investment company.

      The Company intends to seek to acquire one or more operating businesses in the near term, which the Company believes would, among other things, eliminate any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities. A determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business. An unregistered investment company can be prohibited from, among other things, engaging in interstate commerce.

      The Company's financial statements of March 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal cost of business. As of March 31, 2003, the Company had $3,234,806 in cash and cash equivalents and $1,655,455 in precious metals (see below). Substantially all of the Company's remaining cash was provided by our initial public offering of common stock. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with our operation as a public company, the satisfaction of any legal judgments or settlements, and expenses related to any new business activities which may be undertaken. As noted above, the Company continues to pursue the potential acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

                              Results of Operations
                              ---------------------

      REVENUE. Revenue principally consisted of interest and dividend income, a gain from the cash distribution made by Liquid Audio, Inc. and the gain on the sale of some of the Company's gold bullion. Interest and dividend income was $7,381 for the three months ended March 31, 2003, compared to $37,137 for the three months ended March 31, 2002. The decrease in interest income reflects the decline in cash balances available for investments. The decline in cash balances is partially attributable to the Company's purchase of gold bullion. Revenue for the three month period ended March 31, 2003, was $507,719 compared with $55,077 for the three month period ended March 31, 2002.

       GENERAL AND ADMINISTRATIVE EXPENSES. During the three month period ended March 31, 2003, general and administrative expenses primarily consist of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses. General and administrative expenses were $258,749, for the three month period ended March 31, 2003 compared with $256,668 for the three month period ended March 31, 2002.

                         Liquidity and Capital Resources

      Net cash provided in operating activities was $1,212,420 for the three months ended March 31, 2003 compared to net cash used of $414,210 for the three months ended March 31, 2002. During the three months ended March 31, 2003, cash provided of $2,372,660 was attributable to the Company's sale of 7,600 ounces of gold bullion and the receipt of $929,000 for reimbursed legal expenses in the settlement of certain litigation. During the three months ended March 31, 2003, the Company repaid an outstanding liability of $1.9 million which was secured by the gold bullion. In addition, payment of $190,000 was made in settlement of the Koch Entertainment lawsuit.

      Cash provided in investing activities was $1,446,932 for the three months ended March 31, 2003, as compared to cash used of $265,103 for three months ended March 31, 2002. During the three months ended March 31, 2003, cash provided in investing activities was attributable to the January 29, 2003 distribution by Liquid Audio, Inc. of $2.50 per share, of which $1,446,932 represented a return of capital.

      At March 31, 2003, the Company had $3,234,806 in cash and cash equivalents compared to $575,454 at December 31, 2002. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations in 2003, although we can give no assurances in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities which may be undertaken by the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Foreign Currency Risk. Currently substantially all of the Company's transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 2003, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency transactions or foreign currency hedging to date.

Item 4.  Controls and Procedures

      Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

      The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company has been named as a defendant in a lawsuit arising out of a licensing agreement it had entered into with Profile Publishing and Management Corporation ApS. The Court granted the plaintiffs' motion for summary judgment and denied the Company's cross motion to amend its pleadings. The Company and its attorneys were both sanctioned by the Court. On April 1, 2003, a civil judgment was entered into the District Court of New York awarding plaintiffs $326,838. An amount of $330,000 had been previously accrued for in accounts payable and accrued expenses at December 31, 2002 in connection with such dispute.

      The Company has also been named as a defendant in a lawsuit arising out of a licensing agreement with Koch Entertainment LLC. In this lawsuit, the plaintiff has agreed to discontinue this action in exchange for the Company's payment of $190,000 to plaintiff which has been previously accrued for in accounts payable and accrued expenses at December 31, 2002 and was paid on February 18, 2003.

Item 2.  Changes in Securities and Use of Proceeds

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Securities Holders

      None.

Item 5.  Other Information

      None.

Item 6. Exhibit and Reports on Form 8-K

A. Exhibits required by Item 601 of Regulation S-K:
   -----------------------------------------------

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act.

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K:
   -------------------

None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MM COMPANIES, INC.


                                 By: /s/ James A. Mitarotonda
                                    ----------------------------------
                                    James A. Mitarotonda
                                    President and Chief Executive Officer


                                 By: /s/ Mel Brunt
                                    --------------------------
                                    Mel Brunt
                                    Chief Financial Officer



Date:  May 15, 2003

                                 CERTIFICATIONS
                                 --------------

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ James A. Mitarotonda
                                          ------------------------------------
                                          James A. Mitarotonda
                                          President and Chief Executive
                                          Officer
                                          May 15, 2003

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Mel Brunt
                                          --------------------------
                                          Mel Brunt
                                          Chief Financial Officer
                                          May 15, 2003