Form 10-Q
period 2003-06-30
MM COMPANIES INC
filed 2003-08-14
CIK 1079786

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2003 3,289,006 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                                     Index
                                     -----

                                                                                           Page
                                                                                           ----
PART I-- FINANCIAL INFORMATION

Item 1            Financial Statements

                  Balance Sheets
                  as of June 30, 2003 (unaudited) and December 31, 2002.......................3

                  Statements of Operations (unaudited)
                  for the three and six month periods ended
                  June 30, 2003 and June 30, 2002.............................................4

                  Statements of Cash Flows (unaudited)
                  for the six month periods ended
                  June 30, 2003 and  June 30, 2002............................................5

                  Notes to Financial Statements...............................................6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................10

Item 3            Quantitative and Qualitative Disclosures
                  About Market Risk..........................................................12

Item 4            Controls and Procedures....................................................12

PART II-- OTHER INFORMATION

Item 1            Legal Proceedings..........................................................13

Item 2            Changes in Securities and Use Of Proceeds..................................13

Item 3            Defaults Upon Senior Securities............................................13

Item 4            Submission of Matters to a Vote of Securities Holders......................13

Item 5            Other Information..........................................................13

Item 6            Exhibits and Reports On Form 8-K...........................................13

                  Signatures.................................................................14

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                                MM COMPANIES, INC.
                                                  BALANCE SHEETS


                                                                       June 30,      December 31,
                                                                         2003            2002
                                                                     (unaudited)
                                                                    -------------    -------------
                ASSETS

Current assets:
     Cash and cash equivalents                                      $   2,781,629    $     575,454
     Precious metals                                                    1,374,340        4,028,115
     Prepaid expenses and other current assets                            306,993        1,220,756
                                                                    -------------    -------------
         Total current assets                                           4,462,962        5,824,325

 Investment in partnership                                                596,021          596,021
 Investment in available-for-sale securities                              233,330        1,611,874
                                                                    -------------    -------------
         Total assets                                               $   5,292,313    $   8,032,220
                                                                    =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $     325,465    $   1,185,272
     Other current liabilities                                              4,400        1,915,535
                                                                    -------------    -------------
         Total current liabilities                                        329,865        3,100,807
                                                                    -------------    -------------

Commitments and contingencies
Stockholders' equity:
     Common stock, $0.01 par value, 25,000,000 shares authorized;
              3,358,444 and 3,350,052 shares issued at June 30,
              2003 and December 31, 2002, respectively, and
              3,289,006 and 3,280,614 shares outstanding at
              June 30, 2003 and December 31, 2002, respectively            33,585           33,501
     Additional paid-in capital                                       185,457,862      185,445,946
     Accumulated other comprehensive income                               232,760          164,372
     Accumulated deficit                                             (180,670,226)    (180,620,873)
     Treasury stock, 69,438 shares at cost                                (91,533)         (91,533)
                                                                    -------------    -------------
     Total stockholders' equity                                         4,962,448        4,931,413
                                                                    -------------    -------------
     Total liabilities and stockholders' equity                     $   5,292,313    $   8,032,220
                                                                    =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three months ended            Six months ended
                                                  June 30,                     June 30,
                                         --------------------------   --------------------------
                                             2003           2002          2003           2002
                                         -----------    -----------   -----------    -----------
Revenues
    Interest and divided income          $     8,765    $    37,359   $    16,146    $    74,496
    Dividend income from cash
    distribution                                --             --         190,318           --
    Gain on sale of precious metals           15,075           --         325,095           --
    Gain on sale of available-for-sale
    securities                                  --           43,791          --           61,731
                                         -----------    -----------   -----------    -----------
Total revenues                                23,840         81,150       531,559        136,227

General and administrative expenses          322,165         68,469       580,912        325,137
                                         -----------    -----------   -----------    -----------

Net income (loss) available to common
    stockholders                         $  (298,325)   $    12,681   $   (49,353)   $  (188,910)
                                         ===========    ===========   ===========    ===========
Basic and diluted net income (loss)
    per common share                     $     (0.09)   $     0.004   $      (.02)   $     (0.06)
                                         ===========    ===========   ===========    ===========
Weighted average shares outstanding        3,288,176      3,327,023     3,284,217      3,320,545
                                         ===========    ===========   ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Six months ended
                                                                     June 30,
                                                            --------------------------
                                                                2003           2002
                                                            -----------    -----------
OPERATING ACTIVITIES
Net loss                                                    $   (49,353)   $  (188,910)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   Gain on sale of available-for-sale securities                   --          (61,731)
   Services received in exchange for stock                       12,000           --
   Changes in operating assets and liabilities:
     Precious metals                                          2,653,775           --
     Prepaid expenses and other current assets                  913,763         81,786
     Other assets                                                  --         (310,000)
     Accounts payable and accrued expenses                     (859,807)      (198,979)
     Other current liabilities                               (1,911,135)        35,000
                                                            -----------    -----------
     Net cash provided by (used in) operating activities        759,243       (642,834)
                                                            -----------    -----------

INVESTING ACTIVITIES
   Proceeds from return of investment                         1,446,932           --
   Proceeds from sale of available-for-sale securities             --          277,805
   Purchase of investment in partnership                           --         (596,021)
   Purchase of available-for-sale securities                       --         (446,494)
                                                            -----------    -----------
     Net cash provided by (used in) investing activities      1,446,932       (764,710)
                                                            -----------    -----------

FINANCING ACTIVITIES
   Purchase of treasury stock                                      --           (3,633)
   Net cash used in financing activities                           --           (3,633)

   Net increase (decrease) in cash and cash equivalents       2,206,175     (1,411,177)
   Cash and cash equivalents at beginning of period             575,454      7,596,588
                                                            -----------    -----------
   Cash and cash equivalents at end of period               $ 2,781,629    $ 6,185,411
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

         The accompanying financial statements as of June 30, 2003 and for the three-month and six-month periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2003, the Company had $2,781,629 in cash and cash equivalents and $1,374,340 in precious metals (see note 3) compared to $4,603,569, in the aggregate, at December 31, 2002. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations until March 31, 2004, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by the Company. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.       Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and as of the year ended December 31, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly, the results for the periods presented. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

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

         As of June 30, 2003 and December 31, 2002, the Company had available-for-sale securities with a fair market value of $233,330 and $1,611,874, respectively, and a cost basis of approximately $570 and $1,447,502, respectively. The gross unrealized gain (loss) as of June 30, 2003 and December 31, 2002 of $232,760 and $164,372 have been recorded as a separate component of stockholders' equity as accumulated other comprehensive income.

         As of June 30, 2003 and December 31, 2002, the Company held the following public company equity positions:

         Fairmarket Inc. (NASDAQ: FAIM)                    500 shares
         Liquid Audio, Inc. (NASDAQ: LQID)             654,900 shares

         On January 29, 2003, Liquid Audio, Inc. distributed $2.50 per share in cash to all of its shareholders, of which $1,446,932 was recorded as a return of investment and $190,318 was recorded by the Company as dividend income from cash distribution.

Stock-Based Compensation

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect on interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's financial condition or results of operations.

Other Comprehensive Income

         The Company separately reports net income (loss) and comprehensive income (loss) pursuant to SFAS No. 130, "Reporting Comprehensive Income." Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated unrealized gain (loss) on investments. The components of comprehensive loss are as follows:

                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2003         2002         2003         2002
                                                      ---------    ---------    ---------    ---------
         Comprehensive loss:
            Net income (loss)                         $(298,325)   $  12,681    $ (49,353)   $(188,910)
            Unrealized gain (loss) on investments        22,962       59,076       68,388       54,853
                                                      ---------    ---------    ---------    ---------
                                                      $(275,363)   $  71,757    $  19,035    $(134,057)
                                                      =========    =========    =========    =========

Net Income (Loss) Per Share

         The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants, as the computation would be anti-dilutive. Unexercised stock options to purchase 103,756 shares of the Company's common stock as of June 30, 2003, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock, for the three-month and six-month periods ended June 30, 2003. Since the effects of the outstanding options and warrants are anti-dilutive in the respective periods, they have been excluded from the computation of net loss per common share.

New Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is currently evaluating SFAS No. 149 and has not yet determined the impact of adopting its provisions.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both liabilities and equity." SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

3.       PRECIOUS METAL

         In 2003, the Company sold an aggregate of 8,500 ounces of its gold bullion for approximately $3,003,000, of which approximately $1.9 million was used to pay off the outstanding liability which was secured by the gold bullion as of December 31, 2002. As of June 30, 2003, the Company still has 4,400 ounces of gold bullion with a cost basis of $1,374,340.

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets at June 30, 2003 and December 31, 2002, were $306,993 and $1,220,756, respectively. The balance as of June 30, 2003 is comprised primarily of $306,446 in prepaid insurance for the renewed Directors and Officers Liability policy. This amount is being expensed monthly over the life of the policy. The December 31, 2002 amount is comprised primarily of costs associated with various proxy statements and related matters related to Liquid Audio, Inc.

5.       INVESTMENT IN PARTNERSHIP

         On February 27, 2002, the Company along, with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Fairmarket Inc. ("Fairmarket") (NASDAQ: FAIM) (such amount representing approximately 12.0% of Fairmarket's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Fairmarket's outstanding common stock and such amount does not include 500 shares of Fairmarket owned directly by the Company described in Note 2). This represents the Company's investment of $596,021 in JHC Investment Partners, LLC for the purchase of 627,390 shares of Fairmarket common stock. JHC Investment Partners, LLC is an entity created to purchase shares of Fairmarket common stock, which currently holds a total of 3,485,500 shares. The Company has accounted for this investment at cost. The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington Capital Group, L.P. and a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors.

         On May 8, 2002, Fairmarket appointed Joseph Wright, Jr., to Fairmarket's Board of Directors. Mr. Wright is also a director of the Company. Mr. Wright was appointed to the Board of Fairmarket pursuant to an agreement that Fairmarket entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limit actions that the group may take with respect to their ownership of Fairmarket common stock prior to January 22, 2005. In addition, James Mitarotonda, President and Chief Executive Officer of the Company, was granted observer status to Fairmarket's Board.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of June 30, 2003 and December 31, 2002 are comprised of the following:

                                       June 30,     December 31,
                                         2003           2002
                                      ----------    ------------
         Accounts payable             $  231,656     $  534,605
         Professional fees                42,975         50,543
         License and royalty fees         18,133        520,000
         Other                            32,701         80,124
                                      ----------     ----------
                                      $  325,465     $1,185,272
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

         The Board then determined to review alternatives for the Company going forward, which included, among other things, potential dispositions of assets, the possibility of one or more additional cash distributions to stockholders, and the potential continued operation of the Company as a public company which might pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which would require stockholder approval. On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,998 to its stockholders.

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

         The Company's principal executive offices are in a space maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company's common stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company. Barington has also made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees, and administrative services provided by Barington.

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

         The Company's financial statements as of June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company had $2,781,629 in cash and cash equivalents and $1,374,340 in precious metals (see below). Substantially all of the Company's remaining cash was provided by our initial public offering of common stock. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations until March 31, 2004, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with our operation as a public company, the satisfaction of any legal judgments or settlements, and expenses related to any new business activities which may be undertaken. As noted above, the Company continues to pursue the potential acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

                             Results of Operations
                             ---------------------

         REVENUE. Revenue principally consisted of interest income, a gain from the cash distribution made by Liquid Audio, Inc. and the gain on the sale of a portion of the Company's gold bullion. Interest and dividend income was $8,765 and $16,146, respectively, for the three and six months ending June 30, 2003, compared to $37,359 and $74,496, respectively, for the three and six months ended June 30, 2002. The decrease is due to a reduction in the funds invested.

         GENERAL AND ADMINISTRATIVE EXPENSES. During the three- and six month periods ended June 30, 2003, general and administrative expenses primarily consisted of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses. General and administrative expenses were $322,165 and $580,912, respectively, for the three and six months ended June 30, 2003 compared to $68,469 and $325,137, respectively, for the three and six months ended June 30, 2002. During the six month period ended June 30, 2002, general and administrative expenses were reduced by $289,469 resulting from the reversal of the accrual for rent of the Company's Wiehle Avenue location that had been vacated in 2001. During June 2002, the Company terminated the lease agreement and paid a termination fee of $129,431.

                        Liquidity and Capital Resources
                        -------------------------------

         Net cash provided in operating activities was $759,243 for the six months ended June 30, 2003 compared to net cash used of $642,834 for the six months ended June 30, 2002. During the six months ended June 30, 2003, cash provided of $759,243 was from the Company's sale of 8,500 ounces of gold bullion and the receipt of $929,000 for reimbursed legal expenses in the settlement of a lawsuit. During the six months ended June 30, 2003, the Company repaid an outstanding liability of $1.9 million that was secured by the gold bullion. In addition, payment of $190,000 was made in settlement of the Koch Entertainment lawsuit and $311,868 was paid to settle the Profile Lawsuit.

         Cash provided in investing activities was $1,446,932, for the six months ended June 30, 2003, as compared to cash used of $764,710 for six months ended June 30, 2002. During the six months ended June 30, 2003, cash provided in investing activities was from the January 29, 2003 distribution by Liquid Audio, Inc. of $2.50 per share, of which $1,446,932 represented a return of capital.

         At June 30, 2003, the Company had $2,781,629 in cash and cash equivalents compared to $575,454 at December 31, 2002. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations until March 31, 2004, although we can give no assurances in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities that may be undertaken by the Company.

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

Item 4.  Controls and Procedures

         The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has been named as a defendant in a lawsuit arising out of a licensing agreement with Profile Publishing and Management Corporation ApS. The plaintiff seeks damages equal to the amount which the plaintiff alleges is the balance owed by the Company under the agreement. The Court granted the plaintiff's motion and denied the Company's cross motion. The Company and its attorneys were both sanctioned by the Court. On April 1, 2003, a civil judgment was entered into the District Court of New York awarding the plaintiff $326,838. An amount of $330,000 was accrued for in accounts payable and accrued expenses at December 31, 2002. After further negotiation, on June 13, 2003, the Company paid $311,868.01 in final settlement of the case.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

A.       Exhibits required by Item 601 of Regulation S-K:

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.       Reports on Form 8-K:

Current Report on Form 8-K filed on July 7, 2003.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MM COMPANIES, INC.


                                       By: /s/  James A. Mitarotonda
                                           -------------------------------------
                                           James A. Mitarotonda
                                           President and Chief Executive Officer


                                       By: /s/  Mel Brunt
                                           -------------------------------------
                                           Mel Brunt
                                           Chief Financial Officer



Date:  August 14, 2003