Form 10-Q
period 2003-09-30
MM COMPANIES INC
filed 2003-11-14
CIK 1079786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003, or

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


Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 11, 2003 3,297,363 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                                      Index

                                                                                                                Page
                                                                                                                ----
PART I-- FINANCIAL INFORMATION

Item 1            Financial Statements

                  Balance Sheets
                  as of  September 30, 2003 (unaudited) and December 31, 2002.....................................3

                  Statements of Operations (unaudited)
                  for the three and nine month periods ended
                  September 30, 2003 and September 30, 2002.......................................................4

                  Statements of Cash Flows (unaudited)
                  for the nine month periods ended
                  September 30, 2003 and September 30, 2002.......................................................5

                  Notes to Financial Statements...................................................................6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................10

Item 3            Quantitative and Qualitative Disclosures
                  About Market Risk..............................................................................12

Item 4            Controls and Procedures........................................................................12

PART II-- OTHER INFORMATION

Item 1            Legal Proceedings..............................................................................13

Item 2            Changes in Securities and Use Of Proceeds......................................................13

Item 3            Defaults Upon Senior Securities................................................................13

Item 4            Submission of Matters to a Vote of Securities Holders..........................................13

Item 5            Other Information..............................................................................13

Item 6            Exhibits and Reports On Form 8-K...............................................................13

                  Signatures.....................................................................................14

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               MM COMPANIES, INC.
                                 BALANCE SHEETS

                                                                         September 30,       December 31,
                                                                              2003               2002
                                                                         ---------------    ---------------
                                                                          (unaudited)
                ASSETS
Current assets:
     Cash and cash equivalents                                               $2,640,109           $575,454
     Precious metals                                                          1,374,340          4,028,115
     Prepaid expenses and other current assets                                  229,885          1,220,756
                                                                         ---------------    ---------------
         Total current assets                                                 4,244,334          5,824,325

 Investment in partnership                                                      596,021            596,021
 Investment in available-for-sale securities                                    210,403          1,611,874
                                                                         ---------------    ---------------
         Total assets                                                        $5,050,758         $8,032,220
                                                                         ===============    ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                     $320,247         $1,185,272
     Other current liabilities                                                    4,400          1,915,535
                                                                         ---------------    ---------------
         Total current liabilities                                              324,647          3,100,807
                                                                         ---------------    ---------------

Commitments and contingencies
Stockholders' equity:
     Common stock, $0.01 par value, 25,000,000 shares authorized;
              3,358,444 and 3,350,052 shares issued at September
              30, 2003 and December 31, 2002, respectively, and
              3,289,006 and 3,280,614 shares outstanding at
              September 30, 2003 and December 31, 2002, respectively             33,585             33,501
     Additional paid-in capital                                             185,457,862        185,445,946
     Accumulated other comprehensive income                                     209,833            164,372
     Accumulated deficit                                                   (180,883,636)      (180,620,873)
     Treasury stock, 69,438 shares at cost                                      (91,533)           (91,533)
                                                                         ---------------    ---------------
     Total stockholders' equity                                               4,726,111          4,931,413
                                                                         ---------------    ---------------
     Total liabilities and stockholders' equity                              $5,050,758         $8,032,220
                                                                         ===============    ===============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended                      Nine months ended
                                                       September 30,                          September 30,
                                             ---------------------------------       --------------------------------
                                                2003                   2002             2003                 2002
                                             ----------             ----------       -----------          -----------

Revenues
    Interest and divided income               $  16,177              $  24,988          $ 32,324           $   99,483
    Dividend income from cash
       distribution                                   -                      -           190,318                    -

    Gain on sale of precious metals                   -                      -           325,095                    -
    Gain (loss) on sale of available-
       for-sale securities                            -                (18,429)                -               43,302
                                             ----------             ----------       -----------          -----------
Total revenues                                   16,177                  6,559           547,737              142,785


General and administrative expenses             229,585               (250,416)          810,500               74,721
                                             ----------             ----------       -----------          -----------

Net income (loss) available to common
    stockholders                              $(213,408)             $256,975          $(262,763)             $68,064
                                             ==========             ==========       ===========          ===========
Basic and diluted net income (loss)
    per common share                             $(0.06)                 $0.08            $(0.08)               $0.02
                                             ==========             ==========       ===========          ===========

Weighted average shares outstanding           3,289,006              3,303,019         3,285,963            3,314,745
                                             ==========             ==========       ===========          ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine months ended
                                                                             September 30,
                                                                     --------------------------------
                                                                         2003                 2002
                                                                     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  (262,763)         $    68,064
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Gain on sale of available-for-sale securities                              --              (43,302)
   Services received in exchange for stock                                12,000               45,212
   Changes in operating assets and liabilities:

     Precious metals                                                   2,653,775           (4,037,790)
     Prepaid expenses and other current assets                           990,871             (171,047)
     Other assets                                                             --             (310,000)
     Accounts payable and accrued expenses                              (865,025)          (2,865,729)
     Other current liabilities                                        (1,911,135)           1,860,428
                                                                     -----------          -----------
     Net cash provided by (used in) operating activities                 617,723           (5,454,164)
                                                                     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from return of investment                                  1,446,932                   --
   Investment in partnership                                                  --             (596,186)
   Proceeds from sale of available-for-sale securities                        --              601,483
   Purchase of available-for-sale securities                                  --             (446,494)
                                                                     -----------          -----------
     Net cash provided by (used in) investing activities               1,446,932             (441,197)
                                                                     -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net cash used in financing activities,
      repurchases of stock                                                    --              (93,852)

   Net increase (decrease) in cash and cash equivalents                2,064,655           (5,989,213)
   Cash and cash equivalents at beginning of period                      575,454            7,596,588
                                                                     -----------          -----------
   Cash and cash equivalents at end of period                        $ 2,640,109          $ 1,607,375
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

         The accompanying financial statements as of September 30, 2003 and for the three-month and nine-month periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2003, the Company had $2,640,109 in cash and cash equivalents and $1,374,340 in precious metals (see note 3) compared to $4,603,569, in aggregate at December 31, 2002. The Company expects to experience negative cash flows for the foreseeable future. Based on its current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities, which may be undertaken by the Company. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2. Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and the year ended December 31, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly, the results for the periods presented. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

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

         As of September 30, 2003 and December 31, 2002, the Company had available-for-sale securities with a fair market value of $210,403 and $1,611,874, respectively, and a cost basis of approximately $570 and $1,447,502, respectively. The gross unrealized gains as of September 30, 2003 and December 31, 2002 of $209,833 and $164,372 have been recorded as a separate component of stockholders' equity as accumulated other comprehensive income.

         As of September 30, 2003 and December 31, 2002, the Company held the following equity positions:

                                                              September 30, 2003          December 31, 2002
                                                              ------------------          -----------------
Dynabazzar Inc., formerly known as Fairmarket, Inc.
    (NASDAQ: FAIM)                                                  500 shares                 500 shares
Liquid Audio, Inc. (OTCBB: LQID)                                654,900 shares             654,900 shares

         On January 29, 2003, Liquid Audio, Inc. distributed $2.50 per share in cash to all of its shareholders, of which $1,446,932 was recorded as a return of investment and $190,318 was recorded as dividend income from cash distribution.

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

Other Comprehensive Income (Loss)

         The Company separately reports net income (loss) and comprehensive income (loss) pursuant to SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes accumulated unrealized gain (loss) on investment in available-for-sale securities. The components of comprehensive income (loss) are as follows:

                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                       ------------------------------     --------------------------------
                                                           2003             2002              2003              2002
                                                       -------------     ------------     --------------    --------------
     Comprehensive income (loss):
          Net income (loss)........................    $ (213,408)         $256,975         $ (262,763)        $ 68,064
          Unrealized gain (loss) on investment in
          available-for-sale securities............       (22,927)           89,347             45,461          144,200
                                                       ----------          --------         ----------         --------
     Total Comprehensive income (loss)                 $ (236,335)         $346,322         $  217,302         $212,264
                                                       ==========          ========         ==========         ========


Net Income (Loss) Per Share

         The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants, as the computation would be anti-dilutive. Unexercised stock options to purchase 103,756 shares of the Company's common stock as of September 30, 2003, were excluded in the computation of diluted earning per share for the three-month and nine-month periods ended September 30, 2003 because the options' exercise price was greater than the average market price of the Company's common stock. Since the effects of the outstanding options and warrants are anti-dilutive in the respective periods, it has been excluded from the computation of net loss per common share.

New Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are effective beginning July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

3. PRECIOUS METAL

         In the nine months ending September 30, 2003, the Company sold an aggregate of 8,500 ounces of its gold bullion for approximately $3,003,000, of which approximately $1.9 million was used to pay off its outstanding liability, which was secured by the gold bullion as of December 31, 2002. As of September 30, 2003, the Company still has 4,400 ounces of gold bullion with a cost basis of $1,374,340.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets at September 30, 2003 and December 31, 2002, were $229,885 and $1,220,756. The balance as of September 30, 2003 is comprised of $229,885 in prepaid insurance for the renewed Directors and Officers Liability policy. This amount is being expensed monthly over the life of the policy. The December 31, 2002 amount is comprised primarily of costs associated with various proxy statements related to Liquid Audio, Inc.


5. INVESTMENT IN PARTNERSHIP

         On February 27, 2002, the Company along with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Dynabazzar Inc., formerly known as Fairmarket, Inc. ("Dynabazzar") (NASDAQ: FAIM) (such amount representing approximately 12.0% of Dynabazzar's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Dynabazzar's outstanding common stock). This represents the Company's investment of $596,021 in JHC Investment Partners, LLC for the purchase of 627,390 shares of Dynabazzar common stock. JHC Investment Partners, LLC is the entity created to purchase 3,485,500 shares of Dynabazzar common stock. The Company has accounted for this investment at cost. The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington Capital Group, L.P. and a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors.

         On May 8, 2002, Dynabazzar appointed Joseph Wright, Jr., to Dynabazzar's Board of Directors. Mr. Wright is also a director of the Company. Mr. Wright was appointed to the Board of Dynabazzar pursuant to an agreement that Dynabazzar entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limit actions that the group may take with respect to their ownership of Dynabazzar common stock prior to January 22, 2005. In addition, James Mitarotonda, President and Chief Executive Officer of the Company, was granted observer status to Dynabazzar's Board.

         On October 10, 2003 Dynabazzar declared a dividend of $1.30 per share to holders of record on October 20, 2003. The dividend is payable on November 3, 2003. The Company will receive approximately $815,000 from the cash distribution, of which a portion will be a return of it's investment in JHC Investment Partners LLC and the balance will be recorded as dividend income. The Company, through its investment in JHC Investment Partners LLC still owns 627,390 shares of Dynabazzar, of which such shares have been trading in a range of $.40 - $.50 subsequent to the cash dividend.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of September 30, 2003 and December 31, 2002 are comprised of the following:

                                     September 30,             December 31,
                                          2003                     2002
                                  ---------------------    --------------------
    Accounts payable                    $231,656                $  534,605
    Professional fees                      7,768                    50,543
    License and royalty fees              27,507                   520,000
    Other                                 53,316                    80,124
                                  ---------------------    --------------------
                                        $320,247                $1,185,272
                                  =====================    ====================

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

         The Board then determined to review alternatives for the Company going forward, which included, among other things, potential dispositions of assets, the possibility of one or more cash distributions to stockholders, and the potential continued operation of the Company as a public company which might pursue other business opportunities as they arise, as well as other possible steps intended to provide stockholder value, all subject to the ongoing review and consideration of the Board, some of which would require stockholder approval. On February 15, 2001, the Company announced that the Board of Directors had approved a cash distribution in the amount of $3.00 per share to the holders of record of Common Stock as of March 1, 2001, the record date, pursuant to which the Company distributed $9,941,998 to its stockholders.

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

         The Company's principal executive offices is in a space maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 38% of the Company's Common Stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company. Barington has also made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees, and administrative services provided by Barington.

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

         The Company's financial statements of September 30, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal cost of business. As of September 30, 2003, the Company had $2,640,109 in cash and cash equivalents and $1,374,340 in precious metals (see below). Substantially all of the Company's remaining cash was provided by our initial public offering of common stock. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, the Company believes that it has sufficient cash and cash equivalents to satisfy its obligations, although it can give no assurance in that regard. The Company believes these obligations will primarily relate to costs associated with our operation as a public company, the satisfaction of any legal judgments or settlements, and expenses related to any new business activities which may be undertaken. As noted above, the Company continues to pursue the potential acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

                             Results of Operations

         REVENUE. Revenue principally consisted of interest income, a gain from the cash distribution made by Liquid Audio, Inc. and the gain on the sale of a portion of the Company's gold bullion. Total revenue was $16,177 and $547,737 for the three and nine months ending September 30, 2003, compared to $6,559 and $142,785 for the three and nine months ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded a gain on the sale of a portion of the gold bullion in the amount of $325,095.

         GENERAL AND ADMINISTRATIVE EXPENSES. During the nine month period ended September 30, 2003, general and administrative expenses primarily consisted of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses. General and administrative expenses was $229,585 and $810,500 for the three and nine months ended September 30, 2003 compared to $(250,416) and $74,721 for the three and nine months ended September 30, 2002. During the nine month period ended September 30, 2002, general and administrative expenses were reduced by $289,469 resulting from the reversal of the accrual for rent of the Company's Wiehle Avenue location that had been vacated in 2001. During June 2002, the Company terminated the lease agreement and paid a termination fee of $129,431.

                         Liquidity and Capital Resources

         Net cash provided by operating activities was $617,723 for the nine months ended September 30, 2003 compared to net cash used of $5,454,164 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, cash provided of $617,723 was primarily from the Company's sale of 8,500 ounces of gold bullion and the receipt of $929,000 for reimbursed legal expenses in the settlement of a stockholder derivative action. During the nine months ended September 30, 2003, the Company repaid an outstanding liability of $1.9 million that was secured by the gold bullion. In addition, payment of $190,000 was made in settlement of the Koch Entertainment lawsuit and $311,868 was paid to settle the Profile Lawsuit.

         Cash provided by investing activities was $1,446,932 for the nine months ended September 30, 2003, as compared to cash used of $441,197 for nine months ended September 30, 2002. The total amount of cash provided in investment activities during the nine months ended September 30, 2003 was from the January 29, 2003 distribution by Liquid Audio, Inc. to its shareholders of $2.50 per share, all of which represented a return of capital.

         At September 30, 2003, the Company had $2,640,109 in cash and cash equivalents compared to $575,454 at December 31, 2002. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. Based on our current level of operations, we believe that we have sufficient cash and cash equivalents to satisfy our obligations, although we can give no assurances in that regard. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the satisfaction of any potential legal judgments or settlements and the expenses associated with any new business activities that may be undertaken by the Company.

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

Item 4. Controls and Procedures

         The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Securities Holders

         The following two proposals were submitted to and approved by the Company's stockholders at the annual meeting of stockholders held on July 30, 2003:

1. To elect Seymour Holtzman, James Mitarotonda, Jesse Choper, William J. Fox and Joseph Wright, Jr. to serve as members of the Company's Board of Directors. The shareholders voted in favor of each of the nominees as follows: 1,963,975 shares voted for Seymour Holtzman and 6,395 shares withheld from voting; 1,964,037 shares voted for James Mitarotonda and 6,333 shares withheld from voting; 1,963,937 shares voted for Jesse Choper and 6,433 shares withheld from voting; 1,963,937 shares voted for William J. Fox and 6,433 shares withheld from voting; and 1,964,037 shares voted for Joseph Wright, Jr. and 6,333 shares withheld from voting.

2. To ratify the selection of Rothstein, Kass & Company, P.C. as the Company's independent accountants for the fiscal year ending December 31, 2003. This proposal was approved: 1,967,045 shares voted in favor of the proposal, 2,485 shares voted against the proposal and 840 shares abstained.

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

B. Reports on Form 8-K:

Current Report on Form 8-K filed on July 22, 2003.

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



Date: November 14, 2003