Form 10-K
period 2003-12-31
MM COMPANIES INC
filed 2004-03-30
CIK 1079786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X].

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $ 5,044,965 as of March 24, 2004, based upon the closing price of such equity as of such date.

As of March 24, 2004, 3,297,363 shares of the issuer's common stock were outstanding.

                               MM COMPANIES, INC.


                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


PART I                                                                                                         PAGE
Item 1.     Business..............................................................................................3
Item 2.     Properties............................................................................................5
Item 3.     Legal Proceedings.....................................................................................5
Item 4.     Submission of Matters to a Vote of Security Holders...................................................5
Item 5.     Market For Registrant's Common Equity, Related Stockholder Matters....................................5
Item 6.     Selected Financial Data...............................................................................6
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................7
Item 8.     Financial Statements and Supplementary Data..........................................................12
Item 9      Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.................27
Item 9A.    Controls and Procedures..............................................................................32

PART III
Item 10.     Directors and Executive Officers of the Registrant..................................................36

Item 11.     Executive Compensation..............................................................................39

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.....................................................................41

Item 13      Certain Relationships and Related Transactions......................................................41

Item 14      Principal Accountant Fees and Services..............................................................42

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................46

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

ITEM 1.  Business.

         The Company was formed in Delaware on April 23, 1996. On January 3, 2001, the Board of Directors of MM Companies, Inc., f/k/a musicmaker.com,
Inc. (as used herein, the "Company" or "we"), as then constituted voted unanimously to cease its operations as a provider of customized music CD compilations and music digital downloads. The Company had sold its products primarily over the Internet through its website and through marketing partners, strategic alliances and direct mail-order promotions. The then-Board concluded at that time that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders. In connection with the Company's cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company's remaining furniture and equipment.

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

         On June 11, 2002, we changed our name from musicmaker.com, Inc. to MM Companies, Inc.

         The Company's financial statements as of December 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2003, the Company had $3,811,826 in cash and cash equivalents and $687,170 in precious metals (see below) compared to $575,454 and $4,028,115, respectively, at December 31, 2002. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with our operation as a public company (legal, accounting, insurance, etc.), and expenses related to any new business activities which may be undertaken by the Company. As noted above, the Company continues to pursue the potential acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

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

         Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet, which has since been repaid. As a result of such acquisition, "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased such gold bullion and therefore "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities. As of December 31, 2003 the Company has reduced its gold position to $687,170.

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

         The Company is seeking to acquire one or more operating businesses in the near term which the Company believes would, among other things, eliminate any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities. A determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business. An unregistered investment company can be prohibited from, among other things, engaging in interstate commerce.

         As of December 31, 2003, the Company had no employees other than its President and Chief Executive Officer, and its Chief Financial Officer.

         During the period August 2001 to March 2002, the Company, along with certain other entities (the "Reporting Entities"), purchased 1,448,535 shares of L Q Corporation, Inc. (f/k/a Liquid Audio, Inc.) ("L Q") at a cost of approximately $2.20 per share, representing an approximately 6.9% ownership of L
Q. On February 22, 2002, the Reporting Entities offered to acquire L Q for $2.50 per share in cash, which was ultimately rejected by L Q's management. On May 3, 2002, the Company, on behalf of the Reporting Entities, filed a lawsuit against L Q in Delaware Chancery Court. The suit alleged that L Q had failed to hold a timely annual meeting. On May 14, 2002, L Q announced that it had scheduled its 2002 annual meeting for July 1, 2002. The Company notified L Q of its intention to nominate Seymour Holtzman and James Mitarotonda as Class III directors.

         L Q thereafter announced that it agreed to enter into a reverse merger with Alliance Entertainment Corp. and in addition it would conduct a self tender offer for up to 10 million shares of its common stock for $3.00 per share. On July 16, 2002, the Company wrote to L Q expressing its opposition to the proposed transactions. As an alternative the Company proposed that L Q distribute $3.00 per share to all L Q shareholders.

         At the September 26, 2002, Annual Shareholders Meeting of L Q, the Company's nominees were elected to the Board. Subsequently, the CEO resigned and L Q terminated its merger agreement with Alliance Entertainment and suspended its self tender offer. On January 24, 2003, L Q announced that it had sold its digital music fulfillment business to Anderson Merchandisers for $3.2 million. On January 29, 2003, L Q distributed $2.50 per share, in cash, to all of its shareholders. The Company understands that L Q is currently exploring options for the disposition and/or use of its remaining assets.

ITEM 2.  PROPERTIES.

         Our headquarters are located in New York City, in an office maintained by Barington Capital Group, L.P., an entity which along with certain entities and individuals owns approximately 40% of the Company's common stock.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

                        Market Price of our Common Stock.

         The Company's common stock is traded on the over-the-counter bulletin board ("OTC-BB") under the symbol "MMCO."

         At March 24, 2004 the Company had 3,297,363 shares of common stock outstanding, held by 55 shareholders of record. This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by the OTC-BB for the periods stated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2002 Quarterly Period                 High Bid                    Low Bid
---------------------                 --------                    -------
First Quarter                         $2.03                       $1.40
Second Quarter                        $2.03                       $1.30
Third Quarter                         $1.65                       $1.18
Fourth Quarter                        $1.60                       $1.31

2003 Quarterly Period                 High Bid                    Low Bid
---------------------                 --------                    -------
First Quarter                         $ 1.50                      $ 1.35
Second Quarter                        $ 1.47                      $ 1.33
Third Quarter                         $ 1.40                      $ 1.26
Fourth Quarter                        $ 1.33                      $ 1.25

         On March 25, 2004, the last sale price of our common stock on the OTC-BB was $1.51 per share.

                      Recent Sales of Unregistered Shares.

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the financial statements and the related notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from the financial statements of the Company that are included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2000 and 1999 are derived from the Company's 2000 Annual Report on Form 10-K. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period.

                                               Statement of Operations Data

                                                                      Year ended December 31,
                                        ------------------------------------------------------------------------------------
                                             2003             2002              2001            2000             1999
                                        ------------------------------------------------------------------------------------
Net sales                               $            -- $      --             $  3,201,412   $   5,583,505   $  1,043,841
Cost of sales                                        --        --                1,925,333      11,045,929      2,314,210
                                        ------------------------------------------------------------------------------------
Gross margin                                         --        --                1,276,079      (5,462,424)    (1,270,369)
Operating expenses:
    Sales and marketing                              --        --                 (647,685)     16,093,084      7,682,436
    Operating and development                        --        --                   85,444       2,595,802      1,596,505
    General and administrative                  877,325         (74,521)         8,005,124      10,658,425      5,213,998
    Depreciation and amortization                    --        --                2,976,630     102,038,806     12,081,971
    Reorganization                                   --        --                2,087,746         774,573             --
    Loss on investment                               --        --                       --       1,200,000             --
                                        ------------------------------------------------------------------------------------
Total operating expenses                        877,325         (74,521)        12,507,259     133,360,690     26,574,910
                                        ------------------------------------------------------------------------------------
Profit (loss) from operations                  (877,325)         74,521        (11,231,180)   (138,823,114)   (27,845,279)
Net interest and dividend income                238,943         105,907            528,116       2,313,009      1,150,550
Other income                                    903,253          42,691             27,898               -              -
                                        ------------------------------------------------------------------------------------
Net profit (loss) before extraordinary
item                                            264,871 $       223,119        (10,675,166)   (136,510,105)   (26,694,729)
Gain on extinguishment of debt                                                     151,429               -              -
                                        ------------------------------------------------------------------------------------
Net profit (loss)                               264,871         223,119       $(10,523,737)  $(136,510,105)  $(26,694,729)
                                        ====================================================================================
Net profit (loss) before
extraordinary item per share            $          0.08 $          0.07       $      (3.22)  $      (41.22)  $     (13.45)
Gain on extinguishment of debt
 per share                                           --              --               0.04              --             --
                                        ====================================================================================
Basic and diluted net profit (loss)     $          0.08 $          0.07       $      (3.18)  $      (41.22)  $     (13.45)
per share
                                        ====================================================================================
Weighted average shares outstanding           3,286,730       3,305,073          3,314,042       3,311,719      2,038,989
                                        ====================================================================================

                                                      Balance Sheet Data

                                                                           At December 31,
                                        ---------------------------------------------------------------------------------------
                                              2003              2002               2001              2000            1999
                                        ---------------------------------------------------------------------------------------
Cash and cash equivalents                      3,811,826        $   575,454         $7,596,588     $26,451,805    $ 58,290,808
Precious metals                                  687,170          4,028,115                 --              --              --
Working capital                                4,681,955          2,723,518          4,350,455      20,790,395      56,295,669
Total assets                                   5,308,394(1)       8,032,220          9,460,059      33,541,049     165,400,220
Debt, long-term portion                                -                  -                  -         128,572         171,429
Total stockholders' equity (deficit)           5,233,428          4,931,413          4,695,044      24,959,608     161,244,771

----------

(1) The decline in total assets in 2003 of $2.7 million from 2002 was primarily due to the repayment of $1.9 million previously borrowed to fund the lease termination settlement with respect to our previously leased premises in Reston, Virginia. Additionally, we paid approximately $500,000 to settle certain litigation with Koch Entertainment and the Profile Publishing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements contained in Item 8 of this Form 10-K.

                              Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         NET SALES. The Company's net sales were zero for the years ended December 31, 2003 and 2002. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

          COST OF SALES. Cost of sales was zero for the years ended December 31, 2003 and 2002. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were zero for the years ended December 31, 2003 and 2002. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

         OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses were zero for the years ended December 31, 2003 and 2002. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

         GENERAL AND ADMINISTRATIVE EXPENSES. During the twelve month period ended December 31, 2003 general and administration expenses, primarily consisted of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses. General and administrative expenses were $877,325 for the year ended December 31, 2003, compared to $(74,521) for the year ended December 31, 2002. General and administrative expenses for the year ended December 31, 2002 were $(74,521) caused by the reversal of accruals made in previous accounting periods in the amount of $1,639,472. Of this amount, $289,469 was attributable to the lease termination for the Company's Wiehle Avenue location and $294,804 was attributable to the lease termination for the Company's office and production facility at Parkridge Boulevard in Reston, Virginia. The remaining $1,055,199 was due to the reversal of previously accrued accounts payable and general liabilities.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was zero for the years ended December 31, 2003 and 2002. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

         REORGANIZATION COSTS. Reorganization costs were zero for the years ended December 31, 2003 and 2002. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses. The Company does not expect to incur any significant additional reorganization costs in the foreseeable future.

         INTEREST AND DIVIDEND INCOME. Interest and dividend income was $238,943 for the year ended December 31, 2003, compared to $105,907 for the year ended December 31, 2002. The decline in interest income reflects the general decline in interest rates. Dividend income included $190,318 in 2003 related to the cash distribution from the Company's investment in LQ Corporation Inc.

         OTHER INCOME. Other income was $903,253 for the year ended December 31, 2003, compared to $42,691 for the year ended December 31, 2002. Other income in 2003 consisted of realized gains on the sale of gold bullion of $236,000, a gain relating to the cash distribution from the Company's investment in a limited liability company holding shares of common stock of Dynabazaar Inc. of $220,000 and a recovery of a note receivable settlement of $250,000.

         STOCK SPLIT. On June 11, 2002, the Company's Board of Directors and a majority of the stockholders authorized a one for one hundred reverse stock split followed by a one hundred for one forward stock split. On July 12, 2002, the Company commenced effecting the approved reverse/forward split. Fractional shares were purchased by the Company at $1.35 per share. As of December 31, 2003, we have purchased 69,438 shares.

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

        COST OF SALES. Cost of sales principally consists of content acquisition costs, production and shipping costs, and credit card receipt processing costs. Content acquisition costs include royalty advances that were paid upon signing of royalty agreements with independent music labels and royalty charges that were assessed on a per music track usage basis. Production costs include jewel cases, CD trays and CD inserts. Cost of sales was zero for year ended December 31, 2002, compared to $1,925,333 for year ended December 31, 2001.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses were zero for the year ended December 31, 2002, as compared to $ (647,865) for the year ended December 31, 2001. The decrease is attributable to the Company's cessation of its internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses. The negative sales and marketing expenses included in the year ended December 31, 2001 are due to the reversal of sales and marketing expenses which had been previously accrued as an expense by the Company.

        OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses were zero for the year ended December 31, 2002, as compared to $85,444 for the year ended December 31, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of legal and professional fees, payroll costs and related expenses for accounting and administrative personnel, and other expenses associated with general and corporate functions. Also included in general and administrative expenses are expenses associated with the issuance of warrants to various consultants. For the year ended December 31, 2002, general and administrative expenses were $(74,521) compared to $8,005,124 for the year ended December 31, 2001. Expenses were reduced to $(74,521) by the reversal of accruals made in previous accounting periods in the amount of $1,639,472. Of this amount, $289,469 is attributable to the lease termination for the Company's Wiehle Avenue location and $294,804 is attributable to the lease termination for the Company's office and production facility of Parkridge Boulevard in Restom, Virginia. The remaining $1,055,199 is due to the reversal of previously accrued accounts payable and general liabilities. General and administrative expense for the year ended December 31, 2001 included $3,237,302 in rent accruals, a $104,000 accrual for future payments under certain licensing agreements, legal and other professional fees of $907,253, and $600,000 in insurance premiums.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were zero for the year ended December 31, 2002, as compared to $2,976,630 for the year ended December 31, 2001. Depreciation decreased as a result of the sale of all of the Company's remaining equipment and furniture during the second quarter of 2001.

         REORGANIZATION COSTS, Reorganization costs were zero for the year ending December 31, 2002, compared to $2,087,745 for the year ending December 31, 2001. The reorganization costs incurred in 2001 were a result of the Company suspending its website and terminating its workforce with the exception of the president and chief executive officer, and chief financial officer. The Company paid severance payments to its terminated employees in varying amounts based on the length of service to the Company. The Company does not expect to incur any significant additional reorganization costs in the foreseeable future.

         INTEREST INCOME AND EXPENSE. Interest income was $105,907 for the year ended December 31, 2002, compared to $528,116 for the year ended December 31, 2001. The decline in interest income reflects the decline in cash balances available for investment.

         OTHER INCOME. Other income was $42,691 for the year ending December 31, 2002, compared to $27,898 for the year ending December 31, 2001. Other income was derived from the sale of the Company's remaining furniture and equipment.

         EXTRAORDINARY GAIN. In May 2001, the Company settled its obligation of $171,429 to the Music Maker Relief Fund for $20,000 and recorded an extraordinary gain on the early extinguishments of debt of $151,429. Extraordinary gain in 2002 was zero.

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

                         Liquidity and Capital Resources

         Net Cash provided by operating activities was $982,832 for the year ended December 31, 2003. The cash provided resulted from the Company's sale of gold bullion of $3,340,945 and a reduction in prepaid expenses and other current assets of $1,058,483, offset by a reduction in accounts payable and accrued expenses of $963,165 and other current liabilities of $904,500. Cash provided by investing activities was from the liquidation of an investment in a limited liability company (JHC Investment Partners LLC) created to purchase shares in Dynabazaar, Inc. (f/k/a Fairmarket, Inc.) ("Dynabazaar") of $806,608 and the distribution from L Q of which $1,446,932 was recorded as a return on investment.

         On February 25, 2002, the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's common stock. Shares of common stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions, and regulatory compliance.

         On February 27, 2002, the Company, along with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Dynabazaar Inc. (NASDAQ: FAIM) (such amount representing approximately 12.0% of Dynabazaar's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Dynabazaar's outstanding common stock). The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington Capital Group, L.P., a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors.

         On May 8, 2002, Dynabazaar appointed Joseph Wright, Jr., to Dynabazaar's Board of Directors. Mr. Wright is also a director of the Company. Mr. Wright was appointed to the Board of Dynabazaar pursuant to an agreement that Dynabazaar entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limits actions that the group may take prior to January 22, 2005 with respect to their ownership of Dynabazaar common stock. In addition, James Mitarotonda, President and Chief Executive Officer of MM Companies, Inc., was granted observer status to Dynabazaar's Board.

         In November 2003, Dynabazaar distributed $1.30 per share in cash to all of its shareholders. Upon the dissolution of JHC Investment Partners LLC (the entity created to purchase stock in Dynabazaar), the Company received cash of $806,608 and 627,390 shares of Dynabazaar common stock, and recorded a gain on investment in partnership of $417,626.

         At December 31, 2003, the Company had $3,811,826 in cash and cash equivalents compared to $575,454 at December 31, 2002. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the expenses associated with any new business activities which may be undertaken by the Company.

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

         Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet and has since been repaid. As of December 31, 2003 the Company has reduced its gold position to $687,170. As a result of such acquisition, "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased gold bullion, and "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

         The Company believes that, at all relevant times prior to the date of filing of this Annual Report, either it has not been an investment company as defined in the Investment Company Act or it has been a "transient investment company" exempt from the Investment Company Act. The Company believes that because of the character of its assets it does not currently fall within the definition of an investment company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements                                                                                 Page



Report of Independent Auditors...................................................................................13

Balance Sheets
         As of December 31, 2003 and 2002........................................................................15

Statements of Operations
         For the years ended December 31, 2003, 2002 and 2001....................................................16

Statements of Stockholders' Equity
         For the years ended December 31, 2003, 2002 and 2001....................................................17

Statements of Cash Flows
         For the years ended December 31, 2003, 2002 and 2001....................................................18

Notes to Financial Statements....................................................................................19

                         Report of Independent Auditors

Board of Directors and Stockholders MM Companies, Inc.

         We have audited the accompanying balance sheets of MM Companies, Inc. (the "Company"), as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MM Companies, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 5, 2004

                         Report of Independent Auditors

Board of Directors and Stockholders Musicmaker.com, Inc.

         We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Musicmaker.com, Inc and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                               /s/  Ernst & Young LLP

McLean, Virginia
January 26, 2002

                               MM COMPANIES, INC.
                                 Balance Sheets

                                                                                    December 31,
                                                                        --------------------------------------
                                                                               2003               2002
                                                                        --------------------------------------
Assets
Current assets:
   Cash and cash equivalents........................................... $      3,811,826     $      575,454
   Precious metals.....................................................          687,170          4,028,115
   Note receivable, current portion....................................           95,652                 --
   Prepaid expenses and other current assets...........................          162,273          1,220,756
                                                                        --------------------------------------
Total current assets...................................................        4,756,921          5,824,325

Note receivable, less current portion..................................          154,348                 --
Investments in partnership.............................................               --            596,021
Investments in available-for-sale securities...........................          397,125          1,611,874
                                                                        --------------------------------------
Total assets........................................................... $      5,308,394     $    8,032,220
                                                                        ======================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses............................... $         74,966     $    1,185,272

   Other current liabilities...........................................               --          1,915,535
                                                                        --------------------------------------
Total current liabilities..............................................           74,966          3,100,807
                                                                        --------------------------------------

 Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     3,358,444 and 3,350,052 shares issued at December 31, 2003 and
     2002, respectively, and 3,289,006 and 3,280,614 shares
     outstanding at December 31, 2003 and 2002, respectively...........           33,585             33,501
   Additional paid-in capital..........................................      185,457,862        185,445,946
   Accumulated other comprehensive income..............................          189,516            164,372
   Accumulated deficit.................................................     (180,356,002)      (180,620,873)
   Treasury stock, 69,438 shares, at cost..............................          (91,533)           (91,533)
                                                                        --------------------------------------
   Total stockholders' equity..........................................        5,233,428          4,931,413
                                                                        --------------------------------------
Total liabilities and stockholders' equity............................. $      5,308,394     $    8,032,220
                                                                        ======================================

See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                            Statements of Operations

                                                                    Year Ended December 31,
                                                    -----------------------------------------------------------
                                                           2003                2002                2001
                                                    -----------------------------------------------------------
Net sales...................................        $             --    $             --      $   3,201,412
Cost of sales:
      Product...............................                      --                  --           1,911,686
      Content...............................                      --                  --              13,647
                                                    -----------------------------------------------------------
Gross margin................................                      --                  --           1,276,079

Operating expenses:
   Sales and marketing......................                      --                  --            (647,685)
   Operating and development................                      --                  --              85,444
   General and administrative...............                 877,325             (74,521)          8,005,124
   Depreciation ............................                      --                  --           2,976,630
   Reorganization...........................                      --                  --           2,087,746
                                                    -----------------------------------------------------------
                                                             877,325             (74,521)         12,507,259
                                                    -----------------------------------------------------------
Income (loss) from operations...............                (877,325)             74,521         (11,231,180)

Other:
    Interest and dividend income............                 238,943             105,907             528,116
    Gain on sale of precious metals                          235,628                  --                  --
    Gain on investment in partnership                        417,625                  --                  --
    Recovery of note receivable settlement                   250,000                  --                  --
    Gain (loss) on sale of available-for-sale
    securities                                                    --              42,691                  --
    Other income                                                  --                  --              27,898
                                                    -----------------------------------------------------------
Total other                                                1,142,196             148,598             556,014
                                                    -----------------------------------------------------------
Net income ( loss ) before extraordinary item                264,871             223,119         (10,675,166)
Gain on extinguishment of debt..............                      --                  --             151,429
                                                   ------------------------------------------------------------
Net income ( loss) available to common stockholders $        264,871    $        223,119      $  (10,523,737)

                                                    ===========================================================
Basic and diluted net income (loss) before
   extraordinary item per common share              $            .08    $            .07      $        (3.22)
                                                    ===========================================================
Basic and diluted gain on extinguishment of debt
    per common share........................        $             --    $             --      $         0.04
                                                    ===========================================================
Basic and diluted net income (loss) per common
     share                                          $            .08    $            .07      $        (3.18)
                                                    ===========================================================
Weighted average shares outstanding.........               3,286,730           3,305,073           3,314,042
                                                    ===========================================================

See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                       Statements of Stockholders' Equity


                                                                            Accumulated
                                      Common Stock            Additional      Other
                                  ----------------------      Paid-In      Comprehensive  Accumulated       Treasury
                                    Shares      Amount       Capital          Income        Deficit          Stock         Total
                                  ----------- ----------  ---------------  ------------- ----------------  ----------- -------------
Balance at December 31, 2000      3,314,042    $33,140    $195,246,723     $     --       $(170,320,255)   $     --    $ 24,959,608

 Distribution to shareholders....                           (9,941,988)                                                  (9,941,988)
 Amortization compensatory stock
   options.......................                                4,572                                                        4,572
 Refund on excess distribution ..                               82,500                                                       82,500
 Unrealized holding gain on
   available-for-sale securities.                                           114,089                                         114,089
 Net loss........................                                                           (10,523,737)                (10,523,737)
                                  ----------- ----------  ---------------  ------------- ----------------  ----------- -------------
Balance at December 31, 2001..... 3,314,042     33,140     185,391,807      114,089        (180,843,992)                  4,695,044
 Common stock, issued to
   outside directors.............    36,010        361          54,139                                                       54,500
Purchase of treasury stock                                                                                  (91,533)        (91,533)
Unrealized holding gain on
 available-for-sale securities...                                            50,283                                          50,283
Net income.......................                                                               223,119                     223,119
                                  ----------- ----------  ---------------  ------------- ----------------  ----------- -------------
Balance at December 31, 2002..... 3,350,052       33,501   185,445,946      164,372        (180,620,873)    (91,533)      4,931,413

Common stock issued to outside
directors........................     8,392         84          11,916                                                       12,000
Unrealized holding gain on
 available-for-sale securities...                                            25,144                                          25,144
Net income.......................                                                               264,871                     264,871
                                  ----------- ----------  ---------------  ------------- ----------------  ----------- -------------
Balance at December 31, 2003..... 3,358,444   $ 33,585    $185,457,862     $189,516       $(180,356,002)   $(91,533)   $  5,233,428
                                  =========== ==========  ===============  ============= ================  =========== =============


See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                            Statements of Cash Flows

                                                                                   Year ended December 31,
                                                                  ----------------------------------------------------------
                                                                         2003              2002                2001
                                                                  ----------------------------------------------------------
 Cash flows from operating activities
 Net income (loss)..............................................  $      264,871     $       223,119     $(10,523,737)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation.................................................              --                  --        2,976,630
   Recovery of note receivable settlement.......................        (250,000)                 --               --
   Loss (gain) on sale of available-for-sale securities.........              --             (42,691)              --
   Gain on investment in partnership............................        (417,626)                 --               --
   Gain on disposition of liabilities...........................        (110,488)         (1,639,472)              --
   Gain on sale of fixed assets.................................              --                  --          (27,898)
   Gain on early extinguishment of debt.........................                                             (151,429)
   Services received in exchange for stock .....................          12,000              54,500            4,572
   Changes in operating assets and liabilities:
     Accounts receivable........................................              --                  --          533,112
     Precious metals............................................       3,340,945          (4,028,115)
     Prepaid expenses and other current assets..................         963,165          (1,028,277)       1,925,444
     Related party account receivable...........................              --                  --           88,041
     Other assets...............................................              --                  --        1,000,902
     Accounts payable and accrued expenses......................        (904,500)         (1,058,522)        (462,160)
     Deferred revenues..........................................              --                  --       (3,100,779)
     Other current liabilities..................................      (1,915,535)          2,085,580           58,366
     Deferred rent and other....................................              --                  --         (140,424)
     Accrued lease payments.....................................              --          (1,051,794)              --
                                                                  ----------------------------------------------------------
 Net cash provided by (used in) operating activities............         982,832          (6,485,672)      (7,819,360)
                                                                  ----------------------------------------------------------

 Cash flows from investing activities
 Proceeds from return of investment in available for sale
 securities.....................................................       1,446,932                  --               --
 Proceeds from (purchase of) available-for-sale securities......              --             152,092       (1,556,903)
 Proceeds from (purchase of) investment in partnership                   806,608            (596,021)              --
 Proceeds from sale of property and equipment...................              --                  --          435,927
 Purchases of property and equipment............................              --                  --         (35,393)
                                                                  ----------------------------------------------------------
 Net cash provided by (used in) investing activities............       2,253,540            (443,929)      (1,156,369)
                                                                  ----------------------------------------------------------

 Cash flows from financing activities
 Purchases of treasury stock....................................              --             (91,533)              --
 Payment on long-term obligations...............................              --                  --          (20,000)
 Payment of cash distribution to shareholders...................              --                  --       (9,941,988)
 Refund on excess distribution..................................              --                  --            82,500
                                                                  ----------------------------------------------------------
 Net cash provided by (used in) financing activities............              --             (91,533)      (9,879,488)
                                                                  ----------------------------------------------------------
 Net (decrease) increase in cash and cash equivalents...........       3,236,372          (7,021,134)     (18,855,217)
 Cash and cash equivalents at beginning of year.................         575,454           7,596,588       26,451,805
                                                                  ----------------------------------------------------------
 Cash and cash equivalents at end of year.......................  $    3,811,826     $       575,454     $  7,596,588
                                                                  ==========================================================


See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

1.       ORGANIZATION

THE COMPANY

On January 3, 2001, the Board of Directors of MM Companies, Inc. (the "Company"), as then constituted, voted unanimously to cease the operations of its Internet-based custom CD-marketing business. The then-Board concluded at that time that the business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2003, the Company had $3,811,826 in cash and cash equivalents and $687,170 in precious metals (see note 3) compared to $575,454 and $4,028,115, respectively, at December 31, 2002. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any revenue in the last two years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the expenses associated with any new business activities, which may be undertaken by the Company. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by Barington Capital Group, L.P. ("Barington"). Barington and an affiliate are members of BCG Strategic Investors, which together with certain entities and individuals beneficially owns approximately 40% of the Company's Common Stock.

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

         As of December 31, 2003 and 2002, the Company had available-for-sale investments with a fair market value of $397,125 and $1,611,874, respectively and a cost basis of $207,609 and $1,447,502 respectively. The gross unrealized gains for the years ended December 31, 2003, 2002 and 2001 of $25,144, $50,283 and $114,089, have been recorded as a separate component of stockholders' equity as accumulated other comprehensive income. On January 29, 2003 L Q Corporation, Inc. (f/k/a Liquid Audio, Inc.), distributed $2.50 per share in cash to all of its shareholders, of which $1,446,932 was recorded as a return of investment and $190,318 was recorded as dividend income from cash distribution. In November 2003, the Company received 627,390 shares of Dynabazzar, Inc. (f/k/a Fairmarket, Inc.) common stock as a result of the dissolution of JHC Investment Partners, LLC ("JHC")(see footnote 6).

         As of December 31, 2003 and 2002 the Company held the following equity positions:

                                                      2003              2002

     L Q Corporation, Inc. (OTC.BB: LQID)        654,900 shares   654,900 shares

     Dynabazzar, Inc. (NASDAQ: FAIM)             627,890 shares       500 shares


         All investments are held in an account managed by Barington.

IMPAIRMENT OF LONG-LIVED ASSETS

         At each balance sheet date, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 144.

Accounting for the impairment of long-lived assets and long-lived assets to be disposed of:

         The Company evaluates the carrying amount of long-lived assets to be held and used, including property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. For the year ended December 31, 2001 the Company recorded an impairment allowance of $2,276,731. At December 31, 2003 and 2002, all property and equipment had a carrying value of zero.

FAIR VALUE, OF FINANCIAL INSTRUMENTS

         The Fair Value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompany balance sheets.

INCOME TAXES

         The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions to require more prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statement are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement.

         The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (see Note
9).

         Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been the following pro forma amounts in each of the years during the three year period ended December 31, 2003.

                                                 2003                  2002                    2001
Net income (loss):
As reported                                 $        264,871      $       223,119        $   (10,523,737)
Deduct:
Total stock based compensation
  Expense determined under fair
  value method for all awards, net
  of related tax effect                               (2,827)             (98,398)                    --
                                           ------------------    ------------------    ---------------------
Pro forma                                   $        262,044      $       124,721        $   (10,523,737)
                                           ==================    ==================    =====================

Basic and diluted EPS:
As reported                                            $0.08      $          0.07        $         (3.18)
Pro forma                                              $0.08      $          0.04        $         (3.18)

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2003 and 2002: Risk-free interest rate 4.0%, no dividend yield, expected life 5 years and expected volatility of 21.41% for 2003 and 373% for 2002.

OTHER COMPREHENSIVE INCOME (LOSS)

         The Company separately reports net income and comprehensive income pursuant to SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income
(loss) includes net income and other comprehensive income. Other comprehensive income (loss) includes accumulated unrealized gain on investment in available-for-sale securities. The components of comprehensive income are as follows:

                                                                      Year Ended
                                                                      December 31,
                                                        2003             2002                2001
                                                     ------------    --------------    -----------------
     Comprehensive income (loss):
          Net income (loss).....................         $264,871         $223,119        $(10,523,737)

          Unrealized gain on investment in
          available-for-sale securities.........           25,144           50,283             114,089
                                                     ------------    --------------    -----------------
     Total comprehensive income (loss)..........         $290,015          $273,402        $(10,409,648)
                                                     ============    ==============    =================

NET INCOME (LOSS) PER SHARE

         The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. Unexercised stock options and warrants to purchase 91,892 and 392,734 shares of the Company's common stock as of December 31, 2003 and 2002 were excluded in the computation of diluted earning per share because the options' and warrants' exercise price was greater than the average market price of the Company's common stock. For the year ended December 31, 2001, since the effects of the outstanding options and warrants are anti-dilutive, it has been excluded from the computation of net loss per common share.

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

COST OF SALES

         In accordance with SFAS No. 50, "Financial Reporting in the Record and Music Industry," royalty advances and minimum guarantees to music labels were recorded as an asset if the past performance and current popularity of the music to which the advance related provided a sound basis for estimating the probable future recoupment of such advances. Advances were then expensed as subsequent royalties were earned. Any portion of advances that subsequently appeared not to be fully recoverable from future royalties were charged to expense during the period in which the loss became evident.

         The Company included in cost of sales royalty expenses incurred based on usage per music track. Royalty charges resulted in cost of sales, related to music content, of zero, zero and $13,647 for the years ended December 31, 2003, 2002 and 2001 respectively. The Company has included in cost of sales royalty advances that were paid upon signing of certain initial royalty agreements with independent music labels, due to management's expectations of minimal revenues expected during the one-year period following the signing of the contracts. The Company may be required to make additional advances upon the anniversaries of the signing of these initial contracts and expenses them as incurred.

OPERATING AND DEVELOPMENT COSTS

         Operating and development costs relating to the Company's proprietary custom CD compilation software technology were expensed as incurred. The Company has incurred research and development costs of approximately zero, zero and, $85,444 in the years ended December 31, 2003, 2002 and 2001, respectively. Operating and development costs also include network and non-capitalized website costs.

ADVERTISING COSTS

         The Company expenses all advertising costs as incurred. The Company incurred costs related to advertising of approximately zero, zero and $(1,167,000) for the years ended December 31, 2003, 2002 and 2001, respectively.

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

3.       PRECIOUS METAL

         In August 2002, the Company acquired 12,900 ounces of gold bullion for a purchase price of $4,028,115. During 2003, the Company sold an aggregate of 10,700 ounces of gold bullion with a cost basis of $3,340,945 for approximately $3,887,000. Approximately $1.9 million of the 2003 proceeds were used to pay off its outstanding liability, which was secured by the gold bullion as of December 31, 2002. As of December 31, 2003 the Company owns 2,200 ounces of gold bullion.

4.       NOTE RECEIVABLE

         In connection with a royalty agreement signed on October 11, 1999, the Company advanced $500,000 to an independent record label, in return for which the Company received a note receivable that was due on April 11, 2000. In 2000, the Company established a reserve for the entire receivable and pursued legal action to collect the note. In January 2004 the parties agreed to a settlement agreement whereby the Company would receive $50,000 due on each of May 1, 2004 and May 1, 2006 and $6,522 per month, for twenty-three months, commencing June 1, 2004 through May 1, 2006.

5.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets at December 31, 2003 and 2002 were $162,273 and $1,220,756, respectively. A portion of the balance at December 31, 2003 is comprised of approximately $153,000 in prepaid insurance for the renewed Directors and Officers Liability Policy. This amount is being expensed monthly over the life of the policy. The December 31, 2002 amount is comprised primarily of costs associated with previous litigation and proxy solicitation related to L Q Corporation, Inc. which was subsequently paid in 2003.

6.       INVESTMENT PARTNERSHIP

         On February 27, 2002, the Company along with certain other entities (together with the Company, the "Reporting Entities"), was party to a joint filing on Schedule 13D reporting the purchase of 3,485,500 shares of common stock of Dynabazaar Inc. (NASDAQ: FAIM) (such amount representing approximately 12.0% of Dynabazaar's outstanding common stock). Of the total amount of outstanding common stock reported as beneficially owned by the Reporting Entities, the Company may be deemed to account for 627,390 shares of such common stock (such amount representing approximately 3.0% of Dynabazaar's outstanding common stock). This represents the Company's investment of $596,021 in JHC Investment Partners, LLC ("JHC") for the purchase of 627,390 shares of Dynabazaar common stock. JHC is the entity created to purchase 3,485,500 shares of Dynabazaar common stock. The Company has accounted for this investment as cost. The Reporting Entities include, in addition to the Company, Barington Companies Equity Partners, L.P., an affiliate of Barington and a major shareholder of the Company, and Jewelcor Management, Inc., an entity whose Chairman and Chief Executive Officer is Seymour Holtzman, the Chairman of the Company's Board of Directors.

         On May 8, 2002, Dynabazaar appointed Joseph Wright, Jr., to Dynabazaar's Board of Directors. Mr. Wright is also a director of MM Companies, Inc. Mr. Wright was appointed to the Board of Dynabazaar pursuant to an agreement that Dynabazaar entered into with the Reporting Entities. The agreement provides that the Reporting Entities will not proceed with their proposed proxy contest and limit actions that the group may take with respect to their ownership of Dynabazaar common stock prior to January 22, 2005. In addition, James Mitarotonda, President and Chief Executive Officer of MM Companies, Inc., was granted observer status to Dynabazaar's Board.

         On November 3, 2003 Dynabazaar distributed $1.30 per share in cash to all of its shareholders. Upon the dissolution of JHC, the Company received cash of $806,608 and 627,390 shares of Dynabazaar stock, and recorded a gain on investment in partnership of $417,626.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of December 31, 2003 and 2002 are comprised of the following:

                                                                        December 31,
                                                         --------------------------------------------
                                                                 2003                  2002
                                                         --------------------------------------------
            Accounts payable                              $           --          $       534,605
            Professional fees                                     74,966                   50,543
            License and royalty fees                                  --                  520,000
            Other                                                     --                   80,124
                                                         --------------------------------------------
                                                          $       74,966          $     1,185,272
                                                         ============================================



8.       COMMON STOCK AND WARRANTS

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

         In 2003 and 2002 the Board of Directors approved the issuance of an aggregate of 8,392 and 36,010 shares of Company Common Stock, respectively, and 7,500 and 35,000 stock options, respectively, to Board members for services provided in their role as directors.

9.       STOCK OPTION PLAN

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

                                      2003                          2002                        2001
                             -----------------------  -------------------------------------------------------
                               Shares    Weighted                                                        Weighted
                                          average                                                         Average
                                         exercise                     Weighted Average                   Exercise
                                           price          Shares       Exercise Price    Shares            Price
                             -----------------------  --------------- ----------------  ----------   ------------------
Outstanding at beginning of    103,756    $ 29.15         68,756           $ 42.93        258,713       $  39.35
   year
Options granted                  7,500       1.36         35,000              2.08             --             --
Options exercised                   --         --             --                --             --             --
Options canceled or expired    (19,364)     22.70             --                --       (189,957)         38.04
                             -----------------------  --------------- ----------------  ----------   ------------------
Outstanding at end of year      91,892    $ 28.24        103,756           $ 29.15         68,756       $  42.93
                             =======================  =============== ================  ==========   ==================
Exercisable at end of year      91,892    $ 28.24        103,756           $ 29.15         55,923       $  39.15
                             =======================  =============== ================  ==========   ==================


                                         Options Outstanding                              Options Exercisable
                        -------------------------------------------------------    ----------------------------------
                           Number       Weighted-Average                               Number
                         Outstanding        Remaining                               Exercisable
  Range of Exercise        as of           Contractual       Weighted-Average          as of       Weighted-Average
        Price             12/31/03       Life (In Years)      Exercise Price          12/31/03      Exercise Price
        -----             --------       ---------------      --------------          --------      --------------
        $1.36             7,500         4.58                 $ 1.36                  7,500          $ 1.36
    $2.02 -.$2.10        35,000         2.30                 $ 2.08                 35,000          $ 2.08
        $20.70           10,892         4.89                 $20.70                 10,892          $20.70
        $59.40           38,500         1.04                 $59.40                 38,500          $59.40
                         ------         ----                 ------                 ------          ------
                         91,892         2.26                 $28.24                 91,892          $28.24
                         ======         ====                 ======                 ======          ======

         On December 31, 2002, the Company issued a stock appreciation right for 185,000 shares to each of James Mitarotonda and Seymour Holtzman. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $1.852, as adjusted from time to time. The stock appreciation right is exercisable immediately and expires on December 31, 2007. No compensation expense has been recorded during the years ended December 31, 2003 and 2002, as the Company's stock price was lower than the stock appreciation right's exercise price.

10.      WARRANTS

         The following table summarizes all common and preferred stock warrant activity:

                                                                    Year ended December 31,
                                              ---------------------------------------------------------------------
                                                     2003                     2002                    2001
                                              --------------------     --------------------    --------------------
 Outstanding at beginning of year                   288,978                      288,978                 401,826
 Warrants expired                                  (288,978)                          --                (112,848)
                                              --------------------     --------------------    --------------------
 Outstanding at end of year                           --                         288,978                 288,978
                                              ====================     ====================    ====================

11.      INCOME TAXES

         At December 31, 2003, the Company had net operating loss carry-forwards of $90.4 million and capital loss carry-forwards of $1.2 million. The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carry-forwards will expire principally in the years 2021 through 2022. The capital loss carry-forwards will expire in 2005. As the Company has not generated any revenues during 2003 and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded. The change in the valuation allowance was $14.4 million in 2003 and $946,876 in 2002. There was no current or deferred provision for income taxes for the years ended December 31, 2003, 2002 or 2001.

         The total net operating loss carry-forwards ("NOL") of $90.4 million has been reduced, for financial reporting purposes, by $54.4 million, which is unlikely ever to be utilized due to the application of the Section 382 provisions. The remainder of the NOL also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOLs therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

         Net deferred tax assets consist of:

                                                                                 December 31,
                                                                       ----------------------------------
                                                                             2003             2002
                                                                       ----------------- ----------------
        Deferred tax assets:
           Reserves and other                                          $           --    $      204,584
           Capital loss carry-forward                                         447,600           447,600
           Net operating loss carry-forward                                33,727,877        47,938,842
                                                                       ----------------- ----------------
           Deferred tax assets before valuation allowance                  34,175,477        48,591,026
        Less valuation allowance                                          (34,175,477)      (48,591,026)
                                                                       ----------------- ----------------
        Net deferred tax assets                                        $           --    $           --
                                                                       ================= ================

         The Company has not paid any income taxes since its inception.

         The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the income (loss) before income taxes due to the effects of the following:

                                                                                 Year ended December 31,
                                                                   -----------------------------------------------------
                                                                         2003              2002              2001
                                                                   ----------------- ----------------- -----------------
Expected tax expense (benefit) at federal statutory tax rate       $    90,056       $         75,860  $     (3,578,071)

Future state expense (benefit), net of federal expense (benefit)         8,741                  7,363          (347,283)
Non-deductible expenses and other                                                                                   855
Utilization of NOL                                                     (98,797)               (83,223)               --
Increase in valuation allowance                                             --                     --         3,924,499
                                                                   ----------------- ----------------- -----------------
                                                                   $        --       $             --  $             --
                                                                   ================= ================= =================

12.      INFRASTRUCTURE REORGANIZATION

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

13.      RELATED PARTY TRANSACTIONS

         In connection with the Company's cessation of its Internet-based custom CD-marketing business, effective as of July 1, 2001, the Company relocated its principal executive offices to 888 Seventh Avenue, 17th Floor, New York, New York 10019, an office maintained by Barington Capital Group, L.P. ("Barington"), a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company.

         Effective July 1, 2001, Barington has made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington. In consideration of the foregoing, the Company pays Barington a $21,500 monthly fee. This fee includes the salary and benefit costs of the two Barington employees who devote 80% and 70% of their time to the Company, in addition to the provision for occupancy, computer, telephone, fax, Internet access, office supplies and stationary, and printing expenses. In addition, the Company pays $5,000 per month, each, to Mr. Mitarotonda and Mr. Holtzman for services performed. For the years ended December 31, 2003 and 2002, the Company expensed approximately $378,000 and $328,000, respectively in payments to related parties, which are included in general and administrative expenses.

14.      NET INCOME (LOSS) PER SHARE

         The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:


                                                    Year ended December 31,
                                        -------------------------------------------------
                                              2003            2002            2001
                                        -------------------------------------------------
Warrants                                       --              --             288,978


15.      SHAREHOLDER DISTRIBUTION

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

         Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

         The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information regarding the directors and executive officers of the Company.

Name                                          Age      Position
----                                          ---      --------
Seymour Holtzman.........................     68       Director and Chairman of the Board of Directors
James Mitarotonda........................     49       Director, President and Chief Executive Officer
Jesse Choper.............................     68       Director
William Fox..............................     47       Director
Joseph Wright, Jr........................     64       Director
Melvyn Brunt.............................     60       Chief Financial Officer and Secretary

         Seymour Holtzman has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., formerly a New York Stock Exchange company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and Chief Executive Officer of Gruen Marketing Corp, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five (5) years, Mr. Holtzman has been the Chairman and Chief Executive Officer of Jewelcor Management, Inc, an entity primarily engaged in investment and management services; C.D. Peacock, Inc., a prominent Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. Mr. Holtzman is currently a member of the Board of Directors and the Chairman of the Board of two public companies: Casual Male Retail Group, Inc. (NASDAQ:CMRG) and MM Companies, Inc. (OTC BB:MMCO). Mr. Holtzman is also a member of the Board of Directors and Co-Chairman of the Board of a third public company, L Q Corporation, Inc. (OTC BB:LQID). As of January 2000, Mr. Holtzman became one of ten outside advisors to Barington Companies Equity Partners, L.P. James Mitarotonda is the President and Chief Executive Officer of Barington Companies Investors, LLC, which is the General Partner of Barington Companies Equity Partners, L.P. Jewelcor Management, Inc. is a limited partner in Barington Companies Equity Partners, L.P. Mr. Holtzman is a shareholder activist and has been an investor in banks and savings and loans since 1972.

         James Mitarotonda is President, Chief Executive Officer and a director of the Company and has served in such capacities since January 2001. Mr. Mitarotonda is also the Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P. He has held these positions at Barington for at least the last five years. Mr. Mitarotonda co-founded Barington Capital Group, L.P. in November 1991. Mr. Mitarotonda is also President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a small capitalization, value fund in which the general partner seeks to be actively involved with its portfolio companies in order to enhance shareholder value. In addition, Mr. Mitarotonda is a member of the Board of Directors co-Chairman of the Board and co-Chief Executive Officer of L Q and a member of the Board of Directors of Dynabazaar. In May 1988, Mr. Mitarotonda co-founded Commonwealth Associates, an investment banking, brokerage and securities trading firm. Mr. Mitarotonda served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates. From December 1984 to May 1988, Mr. Mitarotonda was Senior Vice President/Investments of DH Blair & Co., Inc. Earlier in his career, Mr. Mitarotonda was employed by Citibank, N.A. in an executive capacity having management responsibility for two of Citibank's business banking branches. During his tenure at Citibank, Mr. Mitarotonda became Regional Director of Citibank's Home Equity Financing and Credit Services. Mr. Mitarotonda is a former member of the Alumni Advisory Council of New York University's Stern School of Business and is a member of the Gotham Chapter of the Young President's Organization, where he formerly served on the Executive Committee and as the Co-Chairman of Membership. Mr. Mitarotonda is also a member of the Board of Directors of The Friends of Green Chimneys, a charitable organization. Mr. Mitarotonda graduated from New York University's Leonard N. Stern School of Business with a Master of Business Administration degree and from Queens College with a Bachelor of Arts degree in Economics.

         Jesse Choper has served as a member of the Company's Board of Directors since May 2001. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law where he has taught since 1965. Professor Choper was the Dean of the Law School from 1982 to 1992. He has been a visiting professor at Harvard Law School, Fordham Law School, University of Milan in Italy Law School and Universitad Autonoma Law School in Barcelona, Spain. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. He is widely recognized author, lecturer, consultant and commentator on issues of Constitution Law and Corporation Law. Mr. Choper is also a member of the Board of Director's of Casual Male Retail Group Inc. and LQ.

         William J. Fox has been, since February 1999, Chairman, President and Chief Executive Officer and Director of AKI Inc., the global leader in consumer product multi-sensory marketing and sampling systems and related consumer communication printing. Prior to his association with AKI, Mr. Fox was Senior Executive Vice President of Revlon, Inc. and member of its Board of Directors; Mr. Fox was concurrently Senior Vice President of MacAndrews & Forbes Holdings Inc. Mr. Fox currently serves as Co-Chairman of the Board of Loehmann's Holding Inc. (NASDAQ:LHMS). Mr. Fox is a director of L Q. Mr. Fox has served on the Board of Revlon, Inc. (NYSE:REV), and was Vice Chairman and Director of both The Cosmetic Centers Inc. (NASDAQ:COCQ) and The Hain Food Group (NASDAQ:HAIN). Mr. Fox is Vice Chairman of the Advisory Board of Barington Companies Investors, LLC.

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

         Melvyn Brunt is Secretary and Chief Financial Officer and has served in such capacity since January 2002. Before that Mr. Brunt was a Director and Chief Financial Officer of Davies Turner & Co. an international freight forwarding company with offices throughout the United States. From 1996 to 2001 he was President of Air Mar Inc., located in Puerto Rico and a Director of TCX International Inc., located in Miami. Both of those companies provide logistics support services to a wide variety of importing and exporting client companies. Mr. Brunt is also the Secretary and Chief Financial Officer of L Q and Dynabazaar. Mr. Brunt is Chief Financial Officer and Secretary of Barington Capital Group, L.P., L Q and Dynabazaar, Inc. (NASDAQ:FAIM).

         Devarajan Puthukarai and Irwin Steinberg resigned from the Board on July 30, 2003.

             Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2003, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

                                 Code of Ethics

         We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. However we are currently in the process of evaluating and preparing a proposed code of ethics which is expected to be presented to the Board of Directors for consideration and approval during the fiscal quarter ended June 30, 2004.

Item 11..Executive Compensation.

         The following table sets forth all compensation awarded to, earned by, or paid for the years ended December 31, 2003, 2002 and 2001 for services rendered to the Company for each person who acted as the Company's chief executive officer during the year ended December 31, 2003 and its most highly compensated executive officer other than the chief executive officer serving as executive officer at December 31, 2003 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                        Long-Term
                                                                                                      Compensation
                                                                Annual Compensation                      Awards
                                                                -------------------                      ------
                                                                                                    Number of Shares
          Name and Principal Position               Year          Salary($)            Bonus($)     Underlying SARs
                      (a)                            (b)             (c)                 (d)               (g)
------------------------------------------------  ----------  -------------------    ----------     ----------------
James A. Mitarotonda                                2003           $60,000                 --                --
President and Chief Executive Officer (1)           2002           $60,000                 --           185,000(2)
                                                    2001           $46,923                 --                --

(1) Mr. Mitarotonda was appointed President and chief executive officer on January 18, 2001.

(2) As of December 19, 2002, the Company granted Mr. Mitarotonda stock appreciation rights to purchase 185,000 shares of our common stock at an exercise price of $1.852 per share.

                            Compensation of Directors

         On July 30, 2003 the Company changed from a stock/option based compensation plan to a cash based compensation plan. Directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment. Each director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

                 Employment Agreements and Consulting Agreements

         Effective July 1, 2001, Barington Capital Group, L.P. has made available to the Company the services of a Barington employee to serve as the chief financial officer and secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and the use of office space and administrative services provided by Barington. In consideration of the foregoing, the Company pays Barington a $5,000 monthly fee. Effective May 1, 2002, the Board of Directors approved an increase of the fee to Barington to $23,500 per month later reduced to $21,500. This increase recognizes the salary and benefits cost of the two Barington employees who devote 80% and 70% of their time to the Company. It includes the provision for occupancy, computer, telephone, fax, Internet access, office supplies and stationary and printing expenses. In addition, the Company pays $5,000 per month, each, to Mr. Mitarotonda and Mr. Holtzman for services performed in their capacity as President and Chairman of the Board, respectively.

          Compensation Committee Interlocks and Insider Participation.

         On July 30, 2003, the Company created a new Compensation Committee comprised of Jesse Choper as chairman and William Fox and Joseph Wright as members. Prior to that time the Board of Directors had undertaken to review the performance of the Company's management and recommend and approve the compensation of and the issuance of stock options to executive officers and employees under the Company's stock option plan.

         Report of the Compensation Committee of the Board of Directors.

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

         CEO Compensation. Commencing July 1, 2001, Mr. Mitarotonda received $5,000 per month for services rendered in his capacity as President and Chief Executive Officer. See "Summary Compensation Table" above.

                             Audit Committee Matters

         The purpose of the audit committee is to assist our Board of Directors in the oversight of the integrity of the financial statements of the Company, the Companys' compliance with legal and regulatory matters, the independent auditors' qualifications and independence, and the performance of the Company's independent auditors. The primary responsibilities of the audit committee are set forth in its charter, and include various matters with respect to the oversight of the Company's accounting and financial reporting process and audits of the financial statements of the Company on behalf of our Board of Directors.

         The current members of the Company's audit committee are William J. Fox, Jesse Choper and Joseph Wright, Jr. The Company's board has determined that Mr. Fox is an audit committee financial expert and that he is independent as defined in Item 7(d)(B)(iv) of Schedule 14A under the Exchange Act.

                         Company Stock Price Performance

         The graph below compares the cumulative total stockholder return on the Company's common stock, the S&P SmallCap 600 Index and the S&P Industrials Index. Cumulative total stockholder return represents share value appreciation through December 31, 2003, assuming the investment of $100 in the Common Stock of the Company at the initial public offering on July 7, 1999 and in each of the other indexes on the same date, and reinvestment to all dividends. The Company's shareholder return illustrated below includes a cash distribution of $3.00 per share paid to all stockholders of record on March 1, 2001. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

         The data points used in the graphical presentation is as follows:

                                [GRAPHIC OMITTED]

                                         Cumulative Total Return
                                         -----------------------
                                        7/7/99             12/31/2003
                                        ------             ----------
MM COMPANIES, INC.                      100.00                 1.22
S&P SMALLCAP 600 INDEX                  100.00               151.08
S&P INDUSTRIALS INDEX                   100.00                79.18

ITEM 12 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 24, 2004, by
(1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

         The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 24, 2004, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors or executive officers not included in the table below do not hold Company securities.


                                                                                              Percent of Total
Name and Address                                                      Number of Shares      Shares Outstanding(1)
         Principal Stockholders
BCG Strategic Investors LLC                                             1,319,681(2)                 40%
c/o Barington Capital Group, LP
888 Seventh Avenue, 17th Floor
New York, NY  10019
Rho Management Trust I                                                    288,933(3)                8.8%
152 West 57th Street, Floor 23
New York, NY  10019-3310

Don C. Whitaker                                                           189,341                   5.7%
c/o Don C. Whitaker, Inc.
23 Beechwood
Irvine, CA  92604

         Officers and Directors
Melvyn Brunt                                                                   --                     *
Jesse Choper                                                               14,159(4)                  *
William Fox                                                                 7,500(5)                  *
Seymour Holtzman                                                          185,000(6)                5.3%
James Mitarotonda                                                         185,000(7)                5.3%
Joseph Wright, Jr.                                                         16,461(8)                  *
All executive officers and directors as a group (6 persons)               408,120(9)               11.0%
* Less than 1%

(1) Percentage of beneficial ownership is calculated assuming 3,297,363 shares of common stock were outstanding on March 24, 2004.

(2) Includes 87,915 shares held by Barington Capital Group L.P., a member of BCG Strategic Investors LLC, whose general partner is LNA Capital Corp., and of which the Chairman, President and CEO is James Mitarotonda; 26,200 shares acquired by dot com Investment Corp., a member of BCG Strategic Investors, LLC, and of which the President and sole director is Seymour Holtzman; and 16,900 shares held by Barington Companies Equity Partners, L.P., whose general partner is Barington Companies Investors, LLC, of which the managing member is James Mitarotonda.

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

(5)       Includes options to purchase 7,500 shares of common stock.

(6) As of December 19, 2002, the Company granted Mr. Holtzman a stock appreciation right to purchase 185,000 shares of our common stock. This number does not include shares of the Company owned by BCG Strategic Investors LLC or dot com Investment Corp. Mr. Holtzman is a managing member of BCG Strategic Investors LLC and the President and sole director of dot com Investment Corp.

(7) As of December 19, 2002, the Company granted Mr. Mitarotonda a stock appreciation right to purchase 185,000 shares of our common stock. This number does not include shares of the Company owned by BCG Strategic Investors LLC, Barington Capital Group L.P., or Barington Equity Partners, L.P. Mr. Mitarotonda is a managing member of BCG Strategic Investors LLC, the Chairman, President and CEO of LNA Capital Corp., the general partner of Barington Capital Group L.P., and the managing member of Barington Company Investors, LLC, the general partner of Barington Companies Equity Partners, L.P.

(8) Includes an option to purchase 7,500 shares of common stock and 8,961 shares of restricted common stock.

(9)       See notes (4)-(8).

                      Equity Compensation Plan Information

         The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders.

---------------------------------------------------- ------------------- ---------------- ---------------------------
                                                         Number of                           Number of securities
                                                      securities to be   Weighted-average  remaining available for
                                                        issued upon      exercise price        future issuance
                                                        exercise of      of outstanding   under equity compensation
                                                        outstanding         options,                plans
                                                     options, warrants    warrants and      (excluding securities
                                                         and rights          rights        reflected in column (a))
Plan category                                               (a)                (b)                   (c)
---------------------------------------------------- ------------------- ---------------- ---------------------------
Equity compensation plans approved by security                       --               --                          --
holders.............................................
---------------------------------------------------- ------------------- ---------------- ---------------------------
Equity compensation plans not approved by security              370,000            1.852                          --
holders(1)..........................................
---------------------------------------------------- ------------------- ---------------- ---------------------------
Total...............................................            370,000            1.852                          --
---------------------------------------------------- ------------------- ---------------- ---------------------------

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

         The Company has the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, against any expense, liability, or loss incurred by that person in the capacity he served for the Company or arising out of his status as such, whether or not the Company would have the power to indemnify that person against similar liability under Delaware law. The Company has director and officer insurance coverage. Our directors and officers are insured against liability of up to $5,000,000 in the aggregate each policy year.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                   Audit Fees

         Rothstein, Kass and Company, P.C. billed the Company $92,510 for the independent audits of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and for the reviews of the financial statements included in the Company's quarterly report for the nine months ended September 30, 2003, three months ended March 31, 2003, six months ended June 30, 2003 and nine months ended September 30, 2003. The Company's previous auditors, Ernst & Young LLP, billed the Company $19,700 for the independent review of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2002 and the six months ended June 30, 2002.

                               Audit Related Fees

         There were no audit related fees in the year ended 2003.

                                    Tax Fees

         Rothstein, Kass and Company, P.C. billed the Company $9,220 for the preparation of the Company's December 31, 2002 federal and state income tax returns. In 2002 Ernst & Young LLP billed the Company $11,000 for tax consultations related to Section 382 provisions of the Internal Revenue Code.

                                 All Other Fees

         In December 2002, Rothstein, Kass and Company, P.C. billed the Company $4,000 relating to consultations with management regarding the Investment Company Act of 1940. In December 2002, Ernst & Young LLP billed the Company $2,000 related to the transition of the Company's auditors.


   Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
                       Services of Independent Auditors.

         The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Index to Financial Statements

         Please see the accompanying Index to Financial Statements, which appears in Item 8 on page 14 of this report. The Report of Independent Auditors, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 15 of this report are included in Item 8.

(a)(2)   Financial Statement Schedules

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Description                      Balance at        Additions
                                Beginning of      Charged to     Deductions From   Balance at End
                                    Year            Expense          Reserves          of Year
                                    ----            -------          --------          -------
2003                          $     --          $     --         $     --          $     --
----
Deducted from accounts
receivable:
  For doubtful accounts




2002                          $     --          $     --         $     --          $     --
----
Deducted from accounts
receivable:
  For doubtful accounts
2001                          $   40,000        $     --         $   40,000        $     --
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

10.21 Office Lease (10780 Parkridge Blvd., Suite 50, Reston, VA 20191) commencing January 15, 2000.(2)

10.22    Loan agreement between the Company and Devarajan Puthukarai.(2)

10.23 Interactive marketing agreement between the Company and American Online, Inc., dated September 15, 1999.(2)

10.24 Stockholders Agreement dated January 12, 2001, among musicmaker.com, Inc. and BCG Strategic Investors, LLC, Barington Capital Group, L.P., Barington Companies Equity Partners, L.P. and Dot Com Investment Corporation.(3)

10.25 Stock appreciation rights agreement, dated as of December 19, 2002, between the Company and James Mitarotonda.(4)

10.26 Stock appreciation rights agreement, dated as of December 19, 2002, between the Company and Seymour Holtzman.(4)

23.1     Consent of Ernst & Young LLP.(5)

23.2     Consent of Rothstein, Kass & Company, P.C.(5)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.(5)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.(5)

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.(5)

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.(5)

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

(4) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(5)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MM COMPANIES, INC.

                                 /s/ James Mitarotonda
                                 President, Chief Executive Officer and Director March 30, 2004

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                            Title                                        Date
   ---------                            -----                                        ----
   /s/ JAMES MITAROTONDA                President, Chief Executive Officer and       March 30, 2004
   ---------------------------          Director
   James Mitarotonda

   /s/ SEYMOUR HOLTZMAN                 Chairman of the Board of Directors and       March 30, 2004
   ---------------------------          Director
   Seymour Holtzman

   /s/ WILLIAM FOX                      Director                                     March 30, 2004
   ------------------
   William Fox

   /s/ JOSEPH WRIGHT, JR.               Director                                     March 30, 2004
   ---------------------------
   Joseph Wright, Jr.

   /s/ JESSE CHOPER                     Director                                     March 30, 2004
   ---------------------------
   Jesse Choper

   /s/ MELVYN BRUNT                     Chief Financial Officer and Secretary        March 30, 2004
   ---------------------------
   Melvyn Brunt