Form 10-Q
period 2004-03-31
MM COMPANIES INC
filed 2004-05-17
CIK 1079786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004, or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 4, 2004, 3,297,363 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                                      Index

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1      Financial Statements

            Balance Sheets
            as of  March 31, 2004 (unaudited) and December 31, 2003.........................................3

            Statements of Operations (unaudited)
            for the three-month periods ended
            March 31, 2004 and March 31, 2003...............................................................4

            Statements of Cash Flows (unaudited)
            for the three-month periods ended
            March 31, 2004 and March 31, 2003...............................................................5

            Notes to Financial Statements...................................................................6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................................................9

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk..............................................................................11

Item 4      Controls and Procedures........................................................................11

PART II--OTHER INFORMATION

Item 1      Legal Proceedings..............................................................................12

Item 2      Changes in Securities, Use Of Proceeds and Issuer Purchases of Equity Securities...............12

Item 3      Defaults Upon Senior Securities................................................................12

Item 4      Submission of Matters to a Vote of Securities Holders..........................................12

Item 5      Other Information..............................................................................12

Item 6      Exhibits and Reports On Form 8-K...............................................................12

            Signatures.....................................................................................13

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               MM COMPANIES, INC.
                                 BALANCE SHEETS


                                                                                                March 31              December 31,
                                                                                                  2004                    2003
                                                                                               (unaudited)
                                                                                              -------------           -------------
                ASSETS
Current assets:
     Cash and cash equivalents                                                                $   3,692,251           $   3,811,826
     Precious metals                                                                                687,170                 687,170
     Note receivable, current portion                                                               115,218                  95,652
     Prepaid expenses and other current assets                                                       85,662                 162,273
                                                                                              -------------           -------------
         Total current assets                                                                     4,580,301               4,756,921
 Note receivable, less current portion                                                              134,782                 154,348
 Investment in available-for-sale securities                                                        513,656                 397,125
                                                                                              -------------           -------------
         Total assets                                                                         $   5,228,739           $   5,308,394
                                                                                              =============           =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities, accounts payable and accrued expenses                                    $      41,753           $      74,966
                                                                                              -------------           -------------


Commitments and contingencies
Stockholders' equity:
     Common stock, $0.01 par value, 25,000,000 shares authorized;
              3,358,444 shares issued at March 31, 2004 and
              December 31, 2003, and 3,289,006 shares outstanding
              at March 31, 2004 and December 31, 2003                                                33,585                  33,585
     Additional paid-in capital                                                                 185,457,862             185,457,862
     Accumulated other comprehensive income                                                         306,047                 189,516
     Accumulated deficit                                                                       (180,518,975)           (180,356,002)
     Treasury stock, 69,438 shares at cost                                                          (91,533)                (91,533)
                                                                                              -------------           -------------
     Total stockholders' equity                                                                   5,186,986               5,233,428
                                                                                              -------------           -------------
     Total liabilities and stockholders' equity                                               $   5,228,739           $   5,308,394
                                                                                              =============           =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three-months ended
                                                             March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------    -----------

Revenues
Interest and dividend income                          $    14,864    $     7,381
Dividend income from cash distribution                        ---        190,318
Gain on sale of precious metals                               ---        310,020
                                                      -----------    -----------
                                                           14,864        507,719
Total revenues

General and administrative expenses                       177,837        258,749
                                                      -----------    -----------

Net income (loss) available to common stockholders    $  (162,973)   $   248,970
                                                      ===========    ===========
Basic and diluted net income (loss) per common
    share                                             $      (.05)   $       .08
                                                      ===========    ===========

Weighted average shares outstanding                     3,289,006      3,280,614
                                                      ===========    ===========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                MM COMPANIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Three-months ended
                                                                                         March 31,
                                                                           ------------------------------------
                                                                                 2004                  2003
                                                                           ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $  (162,973)             $   248,970
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Changes in operating assets and liabilities:
     Precious metals                                                               ---                2,372,660
     Prepaid expenses and other current assets                                  76,611                  995,378
     Accounts payable and accrued expenses                                     (33,213)                (489,053)
     Other current liabilities                                                     ---               (1,915,535)
                                                                           -----------              -----------
     Net cash provided by (used in) operating activities                      (119,575)               1,212,420
                                                                           -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash provided by investing activities,
     proceeds from return of investment                                            ---                1,446,932
                                                                           -----------              -----------

   Net increase (decrease) in cash and cash equivalents                       (119,575)               2,659,352
   Cash and cash equivalents at beginning of period                          3,811,826                  575,454
                                                                           -----------              -----------
   Cash and cash equivalents at end of period                              $ 3,692,251              $ 3,234,806
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

The accompanying financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2004, the Company had $3,692,251 in cash and cash equivalents and $687,170 in precious metals (see note 3) compared to $3,811,826 and $687,170, at December 31, 2003. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any revenue in the last two years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the expenses associated with any new business activities. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly, the results for the periods presented. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

         The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by Barington Capital Group, L.P. ("Barington"). Barington and an affiliate are members of BCG Strategic Investors LLC, which together with certain affiliates, beneficially owns approximately 40% of the Company's common stock.

Investments

         Securities classified for accounting purposes as available-for-sale securities consist of marketable equity securities not classified as either held-to-maturity or trading securities. Available-for-sale securities are stated at fair value with unrealized holding gains and losses reported as a separate component of stockholders' equity as accumulated other comprehensive income. Dividends on marketable equity securities are recognized as income when declared. Realized gains and losses and declines in value deemed to be other-than-temporary are included in other income (expenses). The cost basis for realized gains and losses is determined on the basis of the actual cost of the securities sold.

         As of March 31, 2004 and December 31, 2003, the Company had available-for-sale securities with a fair market value of $513,656 and $397,125, respectively, and a cost basis of approximately $207,609 for both periods. The gross unrealized gains as of March 31, 2004 and December 31, 2003 of $306,047 and $189,516 have been recorded as a separate component of stockholders' equity as accumulated other comprehensive income.

         As of March 31, 2004 and December 31, 2003, the Company held the following equity positions:

                                                  March 31, 2004     December 31, 2003
                                                  --------------     -----------------
     Dynabazzar Inc. (NASDAQ: FAIM)               627,890 shares      627,890 shares
     LQ Corporation, Inc. (OTC BB: LQID)          654,900 shares      654, 900 shares

         All investments are held in an account managed by Barington.

Stock-Based Compensation

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect on interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The pro-forma effect of using the fair value method accounting for stock-based employee compensation was not material for the three-month periods ended March 31, 2004 and 2003.

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

                                                            Three-months Ended
                                                                 March 31,
                                                       ------------------------------
                                                           2004             2003
                                                       -------------     ------------
     Comprehensive income (loss):
          Net income (loss).........................     $(162,973)        $248,970

          Unrealized gain (loss) on investment in
          available-for-sale securities.............       116,531           45,426
                                                         ---------         --------
     Total comprehensive income (loss)                   $ (46,442)        $294,396
                                                         =========         ========

Net Income (Loss) Per Share

         The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants, as the computation would be anti-dilutive. Unexercised stock options to purchase shares of the Company's common stock as of March 31, 2003, were excluded in the computation of diluted earning per because the options' exercise price was greater than the average market price of the Company's common stock. For the three-month period ended March 31, 2004, since the effects of the outstanding options and warrants are anti-dilutive, it has been excluded from the computation of net loss per common share.

3.       PRECIOUS METAL

         In August 2002, the Company acquired 12,900 ounces of gold bullion for a purchase price of $4,028,115. During 2003, the Company sold an aggregate of 10,700 ounces of gold bullion for approximately $3,887,000 with a cost basis of $3,340,945. As of March 31, 2004, the Company owns 2,200 ounces of gold bullion.

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

         The Company's principal executive offices is in a space maintained by Barington, a limited partnership whose general partner is a corporation of which James Mitarotonda is Chairman, President and Chief Executive Officer. Barington and an affiliate are members, and Mr. Mitarotonda is one of the managing members, of BCG Strategic Investors LLC, which, together with certain affiliates, beneficially owns approximately 40% of the Company's common stock. Mr. Mitarotonda is also the President and Chief Executive Officer of the Company. Barington has also made available to the Company the services of a Barington employee to serve as the Chief Financial Officer and Secretary of the Company, and began providing the Company with the assistance of certain other Barington employees and certain administrative services.

         On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2003, the Company may have become an inadvertent investment company during 2001. The Company has relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one-year "safe harbor."

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

         The Company's financial statements of March 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal cost of business. As of March 31, 2004, the Company had $3,692,250 in cash and cash equivalents and $687,170 in precious metals. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any revenue in the last two years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the expenses associated with any new business activities. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

                              Results of Operations

         REVENUE Revenue principally consisted of interest and dividend income. Interest income was $14,864 for the three-month period ended March 31, 2004, compared to $7,381 for the three-month period ended March 31, 2003. Revenue for the three-month period ended March 31, 2004 was $14,864 compared to $507,719 for the three-month period ended March 31, 2003. In addition to interest and dividend income, revenue for the three-month period ended March 31, 2003 included $190,318 of dividend income, which related to the cash distribution from the Company's investment in LQ Corporation, Inc. ("LQ") and $310,020 of gain on the sale of precious metals, which related to the sale of 7,600 ounces of the Company's gold bullion.

         GENERAL AND ADMINISTRATIVE EXPENSES During the three-month period ended March 31, 2004, general and administrative expenses primarily consisted of professional fees, the payment of insurance premiums for the Directors and Officers liability policy and other general corporate expenses. General and administrative expenses were $177,837 for the three-month period ended March 31, 2004, compared to $258,749 for the three-month period ended March 31, 2003.

                         Liquidity and Capital Resources

         Net cash provided by (used in) operating activities was ($119,575) for the three-months ended March 31, 2004, compared to net cash provided of $1,212,420 for the three-months ended March 31, 2003. Net cash used in operating activities for the period ended March 31, 2004, primarily reflects the Company's net loss for the period of ($162,973). During the three-months ended March 31, 2003, cash provided of $2,372,660 was from the Company's sale of 7,600 ounces of gold bullion and the receipt of $929,000 for reimbursed legal expenses in the settlement of a stockholder derivative action. During the three-months ended March 31, 2003, the Company repaid an outstanding liability of $1.9 million, which was secured by the gold bullion. In addition, payment of $190,000 was made in settlement of the Koch Entertainment lawsuit.

         Cash provided by investing activities was zero for the three-months ended March 31, 2004, as compared to cash provided of $1,446,932 for the three-months ended March 31, 2003. Cash provided during the three-months ended March 31, 2003, was from the January 29, 2003, distribution by LQ of $2.50 per share, of which $1,446,932 represented a return of capital.

         At March 31, 2004, the Company had $3,692,251 in cash and cash equivalents compared to $3,811,826 at December 31, 2003. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, insurance, etc.), as well as the expenses associated with any new business activities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Foreign Currency Risk Currently substantially all of the Company's transactions are denominated in U.S. dollars and as a result, foreign exchange gains and losses to date have been insignificant. While the Company may effect some transactions in foreign currencies during 2004, it does not expect that any related gains or losses will be significant. The Company has not engaged in foreign currency transactions or foreign currency hedging to date.

Item 4.  Controls and Procedures

         The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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


                           MM COMPANIES, INC.


                           By:   /s/  James A. Mitarotonda
                                 --------------------------------------
                                  James A. Mitarotonda
                                  President and Chief Executive Officer


                           By:   /s/  Mel Brunt
                                 ------------------------
                                  Mel Brunt
                                  Chief Financial Officer



Date:  May 17, 2004