Form 10-Q
period 2004-06-30
MM COMPANIES INC
filed 2004-08-16
CIK 1079786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004, or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to _______________.

                        COMMISSION FILE NUMBER: 000-26585


                               MM COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                              54-1811721
(State or Other Jurisdiction                                (I.R.S. Employer
      of Incorporation)                                    Identification No.)


100 N. WILKES -BARRE BLVD, 4TH FLOOR,
           WILKES-BARRE, PA                                       18702
(Address of Principal Executive Office)                         (Zip Code)


        Registrant's telephone number, including area code (570) 822-6277



Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [|X|] No [ ]

Indicate by check |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [|X|]

As of August 16, 2004, 3,289,006 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                                      Index
                                      -----

                                                                            Page
                                                                            ----

PART I-- FINANCIAL INFORMATION

Item 1      Financial Statements

            Balance Sheets
            as of June 30, 2004 (unaudited) and December 31, 2003..............3

            Statements of Operations (unaudited)
            for the three and six months ended
            June 30, 2004 and June 30, 2003....................................4

            Statements of Cash Flows (unaudited)
            for the six months ended
            June 30, 2004 and June 30, 2003....................................5

            Notes to Financial Statements......................................6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................9

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk.................................................11

Item 4      Controls and Procedures...........................................11

PART II-- OTHER INFORMATION

Item 1      Legal Proceedings.................................................12

Item 2      Changes in Securities and Use of Proceeds.........................12

Item 3      Defaults upon Senior Securities...................................12

Item 4      Submission of Matters to a Vote of Securities Holders.............12

Item 5      Other Information.................................................12

Item 6      Exhibits and Reports on Form 8-K..................................12

            Signatures........................................................13

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               MM COMPANIES, INC.
                                 BALANCE SHEETS

                                                                            June 30,         December 31,
                                                                              2004               2003
                                                                          (unaudited)
                                                                         ---------------    ---------------
                ASSETS
Current assets:
     Cash and cash equivalents                                               $3,717,637         $3,811,826
     Precious metals                                                            687,170            687,170
     Notes receivable, current portion                                           78,261             95,652
     Prepaid expenses and other current assets                                  264,050            162,273
                                                                         ---------------    ---------------
         Total current assets                                                 4,747,118          4,756,921
 Notes receivable, less current portion                                         115,218            154,348
 Investment in available-for-sale securities                                          -            397,125
                                                                         ---------------    ---------------
         Total assets                                                        $4,862,336         $5,308,394
                                                                         ===============    ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                     $121,672            $74,966
                                                                         ---------------    ---------------
         Total current liabilities                                              121,672             74,966
                                                                         ---------------    ---------------


Commitments and contingencies
Stockholders' equity:
     Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at June 30, 2004 and December 31, 2003 and 3,289,006 shares outstanding at June 30,
          2004 and December 31, 2003                                             33,585             33,585
     Additional paid-in capital                                             185,457,862        185,457,862
     Accumulated other comprehensive income                                           -            189,516
     Accumulated deficit                                                  (180,659,250)      (180,356,002)
     Treasury stock, 69,438 shares at cost                                     (91,533)           (91,533)
                                                                         ---------------    ---------------
     Total stockholders' equity                                               4,740,664          5,233,428

                                                                         ---------------    ---------------
     Total liabilities and stockholders' equity                              $4,862,336         $5,308,394
                                                                         ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three months ended                       Six months ended
                                                      June 30,                                June 30,
                                        --------------------------------------    ---------------------------------
                                              2004                 2003                2004              2003
                                        -----------------    -----------------    ---------------   ---------------

Revenues
                                                 $13,723               $8,765            $28,587          $ 16,146
    Interest and divided income
    Dividend income from cash                                                                              190,318
       distribution
    Gain on sale of precious metals                    -               15,075                  -           325,095
    Gain on sale of available-for-
       sale securities                           300,468                    -            300,468                 -
                                        -----------------    -----------------    ---------------   ---------------
                                                 314,191               23,840            329,055           531,559
Total revenues

General and administrative expenses              454,466              322,165            632,303           580,912
                                        -----------------    -----------------    ---------------   ---------------

Net loss available to common
    stockholders                              $(140,275)           $(298,325)         $(303,248)         $(49,353)
Basic and diluted net loss per common
    share                                       $ (0.04)             $ (0.09)           $ (0.09)          $ (0.02)
                                        =================    =================    ===============   ===============

Weighted average shares outstanding            3,289,006            3,288,176          3,289,006         3,284,217
                                        =================    =================    ===============   ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                MM COMPANIES INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Six months ended
                                                                            June 30,
                                                               ----------------------------------
                                                                      2004              2003
                                                               ----------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $  (303,248)       $   (49,353)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Gain on sale of available-for-sale securities                  (300,468)                 -
   Services received in exchange for stock                               -             12,000
   Changes in operating assets and liabilities:
     Precious metals                                                     -          2,653,775
     Prepaid expenses and other current assets                    (101,777)           913,763
     Accounts payable and accrued expenses                          46,706           (859,807)
     Other current liabilities                                           -         (1,911,135)
                                                               -----------        -----------
     Net cash provided by (used in) operating activities          (658,787)           759,243
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from return of investment                                    -          1,446,932
   Collection on notes receivable                                   56,521                  -
   Proceeds from sale of available-for-sale securities             508,077                  -
                                                               -----------        -----------
     Net cash provided by investing activities                     564,598          1,446,932
                                                               -----------        -----------

   Net increase (decrease) in cash and cash equivalents            (94,189)         2,206,175
   Cash and cash equivalents at beginning of period              3,811,826            575,454
                                                               -----------        -----------
   Cash and cash equivalents at end of period                  $ 3,717,637        $ 2,781,629
                                                               ===========        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               MM COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       ORGANIZATION AND GOING CONCERN CONSIDERATION

         On January 3, 2001, the Board of Directors of MM Companies, Inc. (the "Company"), as then constituted, voted unanimously to cease the operations of its Internet-based custom CD-marketing business as the Board concluded that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

         The accompanying financial statements as of June 30, 2004 and for the three and six month periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2004, the Company had $3,717,637 in cash and cash equivalents and $687,170 in precious metals (see Note 3) compared to $3,811,826 and $687,170, respectively, at December 31, 2003. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last two years. Additionally, the Company has not yet settled on an operating plan, and can give no assurance that the Company's cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations over the longer term. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

         The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. As a result of the Company's lack of an operating business, the significant cash balance as a percentage of the Company's total assets and its recent trading activities, the Company may have inadvertently become, or may become in the future if it fails to obtain an operating business, an investment company under the Investment Company Act. Notwithstanding the foregoing, the Company believes that at all relevant times prior to the date of filing this Quarterly Report on Form 10-Q, the Company has not been subject to regulation as an investment company under the Investment Company Act.

2.       Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.


Stock-Based Compensation

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect on interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The pro forma effect of using the fair value method accounting for stock-based employee compensation was not material for the three and six month periods ended June 30, 2004 and 2003.

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

                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                       -----------------------------   --------------------------------
                                                           2004             2003            2004              2003
                                                       -------------   -------------   --------------    --------------
     Comprehensive income (loss):
          Net income (loss)......................      $(140,275)       $(298,325)       $(303,248)         $(49,353)

          Reversal of previously recorded unrealized
          gain on investment in available-for-sale
          securities                                    (306,047)                         (189,516)

          Unrealized gain  on investment in
          available-for-sale securities..........          -               22,962                -            68,388
                                                       ---------        ---------        ---------          --------
                                                       $(446,322)       $(275,363)       $(492,764)         $ 19,035
                                                       ==========       ==========       ==========         =========

Net Income (Loss) Per Share

         The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants, as the computation would be anti-dilutive. Unexercised stock options to purchase shares of the Company's common stock as of June 30, 2004 were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2004 because the options' exercise price was greater than the average market price of the Company's common stock.

Since the effects of the outstanding options and warrants are anti-dilutive in the respective periods, they have been excluded from the computation of net loss per common share.

3.           PRECIOUS METAL

         As of June 30, 2004 and December 31, 2003, the Company owned 2,200 ounces of gold bullion.

4.           NOTES RECEIVABLE

         In connection with a royalty agreement signed on October 11, 1999, the Company advanced $500,000 to an independent record label, in return for which the Company received a note receivable that was due on April 11, 2000. In 2000, the Company established a reserve for the entire receivable and pursued legal action to collect the note. In January 2004 the parties agreed to a settlement agreement whereby the Company would receive an aggregate of $250,000. The note is payable in installments of $50,000 on each of May 1, 2004 and May 1, 2006 and $6,522 per month, for twenty-three months, commencing June 1, 2004 and continuing through May 1, 2006, less collection fees. The scheduled payments have been received to date.

5.           RELATED PARTY TRANSACTIONS

      Under the terms of a Stock Purchase Agreement dated as of May 13, 2004 (the "Stock Purchase Agreement"), to which the Company was not a party, Jewelcor Management, Inc. ("JMI" and, together with Seymour Holtzman and affiliates, the "JMI Group") purchased 151,668 shares of the Company's common stock from Barington Capital Group, L.P. ("Barington"), James Mitarotonda and affiliates (together, the "Barington Group") and Ramius Securities, LLC ("Ramius") and affiliates (together, the "Ramius Group"). In addition, the JMI Group acquired 1,209,866 shares of the Company's common stock from BCG Strategic Investors, LLC ("BCG"), a limited liability company partially owned by the JMI Group, in part through redemption and subsequent transfer by BCG of the JMI Group's membership interest in BCG and in part by purchase, and Mr. Mitarotonda transferred to Mr. Holtzman certain stock appreciation rights with respect to shares of the Company originally granted on or about December 31, 2002. Pursuant to the Stock Purchase Agreement, the JMI Group also sold to the Barington Group and the Ramius Group all of the JMI Group's common stock of three other companies in which the JMI Group, the Barington Group and the Ramius Group had all had investments -- LQ Corporation, Inc. ("LQ"), Dynabazaar, Inc. ("Dynabazaar") and Register.com -- and Mr. Holtzman transferred to Mr. Mitarotonda certain options to acquire common stock of LQ originally granted on or about March 18 and April 15, 2003. A copy of the Stock Purchase Agreement was attached as Exhibit 99.1 to a Schedule 13D/A filed with the SEC on May 25, 2004, on behalf of certain members of the JMI Group, the Barington Group and the Ramius Group.

      One of the conditions to the closing of the transactions contemplated by the Stock Purchase Agreement was that Barington and Ramius (or their respective designees) be able to purchase from the Company, for the market price of such stock at the time the transactions were being negotiated, all of the 654,900 shares of common stock of LQ and the 627,890 shares of common stock of Dynabazaar held by the Company. Following approval of such sales by the disinterested directors of the Company, the Company agreed to the sale of such shares for a purchase price of $281,607, or $0.43 per share, in the case of LQ, and $226,040, or $0.36 per share, in the case of Dynabazaar.

      Effective as of the closing of these transactions, Messrs. Mitarotonda, William Fox, Joseph Wright and Melvyn Brunt resigned from any positions they held as directors, officers or employees of the Company. However the Barington Group agreed that it would make Mr. Brunt available to JMI for a reasonable period of time for up to 90 days after the closing of these transactions to assist JMI by performing the same services that he had rendered to the Company through the Company's consulting agreement with Barington, which terminated upon closing. JMI agreed to pay the Barington Group for such services at the rate of $10,000 per month and to reimburse the Barington Group for its actual out-of-pocket costs incurred in providing these services. Since these services were provided to the Company, the Company reimbursed JMI for the initial payment of $10,000 that was paid by JMI at closing. The Company has paid the two subsequent $10,000 payments directly to the Barington Group. Mr. Brunt will be providing services to the Company until August 16, 2004.

      The Company has arranged with JMI (now the beneficial owner of approximately 43% of the Company's common stock) for JMI to provide the Company, beginning May 19, 2004, with certain legal, accounting, consulting, management and other services similar to those which had been provided by Barington prior to May 19. JMI receives a fee of $21,500 per month for such services. A definitive consulting agreement with respect to such services is being finalized.

      The Company's principal executive offices are in a space leased by JMI from Mr. Holtzman and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI.

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

      The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman and his wife and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a Company controlled by Mr. Holtzman. JMI is now the beneficial owner of approximately 43% of the Company's common stock, and Mr. Holtzman is the Chief Executive Officer of the Company. JMI has also made available to the Company the services of JMI employees to serve as the Chief Financial Officer and the Secretary of the Company, as well as General Counsel, and provides the Company with certain legal, accounting, consulting, management and other services. A definitive consulting agreement with respect to such services is being finalized.

         On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Reports on Form 10-K for the year ended December 31, 2003, and prior years, the Company may have become an inadvertent investment company during

2001. The Company has relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one-year "safe harbor."

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

         The Company's financial statements as of June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2004, the Company had $3,717,637 in cash and cash equivalents and $687,170 in precious metals. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any operating revenue for the last two years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations over the longer term. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

                              Results of Operations
                              ---------------------

         REVENUE Revenue principally consisted of gains on the sale of available-for-sale securities as well as interest and dividend income. In May 2004, in connection with the Securities Purchase Agreement (see Related Party Transactions - Note 5) the Company sold its available-for-sale securities resulting in a gain of $300,468. Interest income was $13,723 and $28,587, for the three and six months ended June 30, 2004, respectively, compared to $8,765 and $16,146, for the three and six months ended June 30, 2003, respectively. Revenue for the three and six months ended June 30, 2004, respectively, was $314,191 and $329,055, compared to $23,840 and $531,559, for the three and six months ended June 30, 2003, respectively. Revenue in the three and six month periods ended June 30, 2003 included $190,318 related to the cash distribution from the Company's investment in LQ Corporation, Inc. and a gain on sale of precious metals of $325,095.

         GENERAL AND ADMINISTRATIVE EXPENSES During the three and six months ended June 30, 2004, general and administrative expenses primarily consisted of professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses were $454,466 and $632,303 for the three and six months ended June 30, 2004, respectively, compared to $322,165 and $580,912, for the three and six months ended June 30, 2003, respectively.

                         Liquidity and Capital Resources
                         -------------------------------

         Net cash (used in) provided by operating activities was ($658,787) for the six months ended June 30, 2004, compared to net cash provided of $759,243 for the six months ended June 30, 2003. Net cash used for the six months ended June 30, 2004, primarily reflects the Company's net loss for the period of ($303,248) and the gain on the sale of available-for-sale securities of $300,468. During the six months ended June 30, 2003, cash provided of $2,653,775 was from the Company's sale of 10,700 ounces of gold bullion and the receipt of $929,000 for reimbursed legal expenses in the settlement of a stockholder derivative action. During the six months ended June 30, 2003, the Company repaid an outstanding liability of $1.9 million, which was secured by the gold bullion. In addition, payment of $190,000 was made in settlement of the Koch Entertainment lawsuit.

         Cash provided by investing activities was $564,598 for the six months ended June 30, 2004, as compared to cash provided of $1,446,932 for the six months ended June 30, 2003. Cash provided during the six months ended June 30, 2004, was primarily from the sale of stock in connection with Securities Purchase Agreement (see Related Party Transactions - Note 5). Cash provided during the six months ended June 30, 2003, was from the January 29, 2003 distribution by LQ Corporation, Inc. of $2.50 per share, of which $1,446,932 represented a return of capital.

         At June 30, 2004, the Company had $3,717,637 in cash and cash equivalents compared to $3,811,826 at December 31, 2003. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities.

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

Item 4.  Controls and Procedures

         The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no changes in internal controls that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits required by Item 601 of Regulation S-K:
         ------------------------------------------------

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

B.       Reports on Form 8-K:
         --------------------

         None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MM COMPANIES, INC.


                           By: /s/ Seymour Holtzman
                               -------------------------
                               Seymour Holtzman
                               Chief Executive Officer


                           By: /s/ Jeremy Anderson
                               -------------------------
                               Jeremy Anderson
                               Chief Financial Officer



Date:  August 16, 2004