Form 10-Q
period 2004-09-30
MM COMPANIES INC
filed 2004-11-15
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004, or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________.

COMMISSION FILE NUMBER: 000-26585

MM COMPANIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation)	54-1811721 (I.R.S. Employer Identification No.)
100 N. WILKES -BARRE BLVD, 4TH FLOOR, WILKES-BARRE, PA (Address of Principal Executive Office)	18702 (Zip Code)

Registrant's telephone number, including area code (570) 822-6277

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of November 15, 2004, 3,289,006 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

Table of Contents

Page

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 2	Unregistered Sales of Equity and Use of Proceeds	12
Item 3	Defaults upon Senior Securities	12
Item 4	Submission of Matters to a Vote of Securities Holders	12
Item 5	Other Information	12
Item 6	Exhibits	12
	Signatures	13

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MM COMPANIES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,631,496	$3,811,826
Precious metals Notes receivable, current portion	687,170 78,261	687,170 95,652
Prepaid expenses and other current assets	157,313	162,273
Total current assets	4,554,240	4,756,921
Notes receivable, less current portion	95,652	154,348
Investment in available-for-sale securities		397,125
Total assets	$4,649,892	$5,308,394
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$132,889	$74,966
Total current liabilities	132,889	74,966

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at September 30, 2004 and December 31, 2003 and 3,289,006 shares outstanding at September 30, 2004 and December 31, 2003	33,585	33,585
Additional paid-in capital	185,457,862	185,457,862
Accumulated other comprehensive income	-	189,516
Accumulated deficit	(180,882,911)	(180,356,002)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity	4,517,003	5,233,428

Total liabilities and stockholders' equity	$4,649,892	$5,308,394
	========	========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Interest and divided income	$19,930	$16,177	$48,517	$32,324
Dividend income from cash distribution	-	-	-	190,318
Gain on sale of precious metals	-	-	-	325,095
Gain on sale of available-for- sale securities	-	-	300,468	-
Total revenues	19,930	16,177	348,985	547,737
General and administrative expenses	243,591	229,585	875,894	810,500

Net loss available to common stockholders	$(223,661)	$(213,408)	$(526,909)	$(262,763)

Basic and diluted net loss per common share	$ (0.07)	$ (0.06)	$ (0.16)	$ (0.08)

Weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(526,909)	$(262,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of available-for-sale securities	(300,468)	-
Services received in exchange for stock	-	12,000
Changes in operating assets and liabilities:
Precious metals	-	2,653,775
Prepaid expenses and other current assets	4,960	990,871
Accounts payable and accrued expenses	57,923	(865,025)
Other current liabilities	-	(1,911,135)
Net cash provided by (used in) operating activities	(764,494)	617,723

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from return of investment	-	1,446,932
Collection on notes receivable	76,087	-
Proceeds from sale of available-for-sale securities	508,077	-
Net cash provided by investing activities	584,164	1,446,932

Net increase (decrease) in cash and cash equivalents	(180,330)	2,064,655
Cash and cash equivalents at beginning of period	3,811,826	575,454
Cash and cash equivalents at end of period	$3,631,496	$2,640,109

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

The accompanying financial statements as of September 30, 2004 and for the three and nine month periods then ended have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2004, the Company had $3,631,496 in cash and cash equivalents and $687,170 in precious metals (see Note 3) compared to $3,811,826 and $687,170, respectively, at December 31, 2003. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last two years. Additionally, the Company has not yet settled on an operating plan, and can give no assurance that the Company's cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations over the longer term. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Stock-Based Compensation

The Company complies with the Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect on interim financial statements. The pro forma effect of using the fair value method accounting for stock-based employee compensation was not material for the three and nine-month periods ended September 30, 2004 and 2003.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Comprehensive loss:
Net loss	$(223,661)	$(213,408)	$(526,909)	$(262,763)
Unrealized gain (loss) on investment in available-for-sale securities	-	(22,927)	110,952	45,461
Reclassification Adjustment	-	-	(300,468)	-
	$(223,661)	$(236,335)	$(716,425)	$217,302

Net Income (Loss) Per Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants, as the computation would be anti-dilutive. Unexercised stock options to purchase shares of the Company's common stock as of September 30, 2004 were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2004 because the options' exercise price was greater than the average market price of the Company's common stock. Since the effects of the outstanding options and warrants are anti-dilutive in the respective periods, they have been excluded from the computation of net loss per common share.

3. PRECIOUS METAL

As of September 30, 2004 and December 31, 2003, the Company owned 2,200 ounces of gold bullion.

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

Effective as of the closing of these transactions, Messrs. Mitarotonda, William Fox, Joseph Wright and Melvyn Brunt resigned from any positions they held as directors, officers or employees of the Company. However the Barington Group agreed that it would make Mr. Brunt available to JMI for a reasonable period of time for up to 90 days after the closing of these transactions to assist JMI by performing the same services that he rendered to the Company through the Company's consulting agreement with Barington, which terminated upon closing. JMI agreed to pay the Barington Group for such services at the rate of $10,000 per month and to reimburse the Barington Group for its actual out-of-pocket costs incurred in providing these services. Since these services were provided to the Company, the Company reimbursed JMI for the initial payment of $10,000 that was paid by JMI at closing. The Company has paid the two subsequent $10,000 payments directly to the Barington Group. Mr. Brunt provided services to the Company until August 16, 2004.

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

The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman and his wife and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a Company controlled by Mr. Holtzman. JMI is now the beneficial owner of approximately 43% of the Company's common stock, and Mr. Holtzman is the Chief Executive Officer of the Company. JMI has also made available to the Company the services of JMI employees to serve as the Chief Financial Officer and Secretary of the Company, as well as General Counsel, and provides the Company with certain legal, accounting, consulting, management and other services. A definitive consulting agreement with respect to such services is being finalized.

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

The Company believes that, at all relevant times prior to the date of filing this Quarterly Report, it has either not been an investment company as defined in the Investment Company Act, or it has been a "transient investment company" exempt from the Investment Company Act. The Company believes that because of the character of its assets, it does not currently fall within the definition of an investment company.

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

The Company's financial statements as of September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2004, the Company had $3,631,496 in cash and cash equivalents and $687,170 in precious metals. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any operating revenue for the last two years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's cash and cash equivalents are sufficient to fund the Company's current operations and satisfy its obligations over the longer term. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

Results of Operations

REVENUE   Revenue principally consisted of gains on the sale of available-for-sale securities as well as interest and dividend income. In May 2004, in connection with the Securities Purchase Agreement (see Related Party Transactions - Note 5) the Company sold its available-for-sale securities resulting in a gain of $300,468. Interest income was $19,930 and $48,517, for the three and nine months ended September 30, 2004, respectively, compared to $16,177 and $32,324, for the three and nine months ended September 30, 2003, respectively. Revenue for the three and nine months ended September 30, 2004, respectively, was $19,930 and $348,985, compared to $16,177 and $547,737, for the three and nine months ended September 30, 2003, respectively. Revenue in the three and nine month periods ended September 30, 2003 included $190,318 related to the cash distribution from the Company's investment in LQ Corporation, Inc. and a gain on sale of precious metals of $325,095.

GENERAL AND ADMINISTRATIVE EXPENSES   During the three and nine months ended September 30, 2004, general and administrative expenses primarily consisted of professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses were $243,591 and $875,894 for the three and nine months ended September 30, 2004, respectively, compared to $229,585 and $810,500, for the three and nine months ended September 30, 2003, respectively.

Liquidity and Capital Resources

Net cash (used in) provided by operating activities was ($764,494) for the nine months ended September 30, 2004, compared to net cash provided of $617,723 for the nine months ended September 30, 2003. Net cash used for the nine months ended September 30, 2004, primarily reflects the Company's net loss for the period of ($526,909) and the gain on the sale of available-for-sale securities of $300,468. During the nine months ended September 30, 2003, cash provided of $617,723 was primarily from the Company's sale of 10,700 ounces of gold bullion and the receipt of $929,000 for reimbursed legal expenses in the settlement of a stockholder derivative action. During the nine months ended September 30, 2003, the Company repaid an outstanding liability of $1.9 million, which was secured by the gold bullion. In addition, payment of $190,000 was made in settlement of the Koch Entertainment lawsuit.

Cash provided by investing activities was $584,164 for the nine months ended September 30, 2004, as compared to cash provided of $1,446,932 for the nine months ended September 30, 2003. Cash provided during the nine months ended September 30, 2004, was primarily from the sale of stock in connection with Securities Purchase Agreement (see Related Party Transactions - Note 5). Cash provided during the nine months ended September 30, 2003, was from the January 29, 2003 distribution by LQ Corporation, Inc. of $2.50 per share, of which $1,446,932 represented a return of capital.

At September 30, 2004, the Company had $3,631,496 in cash and cash equivalents compared to $3,811,826 at December 31, 2003. Substantially all of the Company's remaining cash was provided by our initial public offering of Common Stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities.

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

Item 4. Controls and Procedures

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no changes in internal controls that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity and Use of Proceeds

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

MM COMPANIES, INC
By	/s/ Seymour Holtzman
Seymour Holtzman
Chief Executive Officer
November 15, 2004

MM COMPANIES, INC
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
November 15, 2004