Form 10-K
period 2004-12-31
MM COMPANIES INC
filed 2005-03-31
CIK 1079786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004, or

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

     100 N. WILKES-BARRE BLVD, 4TH FLOOR,
               WILKES-BARRE, PA                           18702
    (Address of Principal Executive Office)            (Zip Code)

        Registrant's telephone number, including area code (570) 822-6277

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES ACT: Common stock, par value $.01 per share.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X].

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,979,697 as of March 24, 2005, based upon the closing price of such equity as of such date.

As of March 24, 2005, 3,289,006 shares of the issuer's common stock were outstanding.

                               MM COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----

Item 1.      Business ....................................................... 3
Item 2.      Properties ..................................................... 5
Item 3.      Legal Proceedings .............................................. 5
Item 4.      Submission of Matters to a Vote of Security Holders ............ 5
Item 5.      Market For Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities .............. 5
Item 6.      Selected Financial Data ........................................ 6
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................... 8
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk ......
Item 8.      Financial Statements and Supplementary Data ....................12
Item 9.      Changes In And Disagreements With Accountants On Accounting
             And Financial Disclosure .......................................25
Item 9A.     Controls and Procedures.........................................25

Item 9B.     Other Information...............................................


PART III

Item 10.     Directors and Executive Officers of the Registrant..............26
Item 11.     Executive Compensation..........................................27
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.................................31
Item 13      Certain Relationships and Related Transactions..................33
Item 14      Principal Accountant Fees and Services..........................33


PART IV

Item 15.     Exhibits and Financial Statement Schedules......................34

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

ITEM 1.  BUSINESS.

         The Company was formed in Delaware on April 23, 1996. On January 3, 2001, the Board of Directors of MM Companies, Inc., (as used herein, the "Company" or "we"), as then constituted voted unanimously to cease operations of its Internet-based custom CD-marketing business as the Board concluded that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders. In connection with the Company's cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company's remaining furniture and equipment.

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

         At December 31, 2004, the Company had $3,500,725 in cash and cash equivalents and $687,170 in precious metals (see below) compared to $3,811,826 and $687,170, respectively, at December 31, 2003. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than three years. The Company believes its current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as expenses related to any new business activities. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

         On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company
Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001. The Company has relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one year "safe harbor". Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet, which has since been repaid. As a result of such acquisition, "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of "investment company" for purposes of the Investment Company Act.
Notwithstanding the fact that the Company purchased such gold bullion and therefore "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities. As of December 31, 2004 the Company has reduced its gold position to $687,170.

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

         As of December 31, 2004, the Company had no employees other than its President.

         Under the terms of a Stock Purchase Agreement dated as of May 13, 2004 (the "Stock Purchase Agreement"), to which the Company was not a party, Jewelcor Management, Inc. ("JMI" and, together with Seymour Holtzman and affiliates, the "JMI Group") purchased 151,668 shares of the Company's common stock from Barington Capital Group, L.P. ("Barington"), James Mitarotonda and affiliates (together, the "Barington Group") and Ramius Securities, LLC ("Ramius") and affiliates (together, the "Ramius Group"). In addition, the JMI Group acquired 1,209,866 shares of the Company's common stock from BCG Strategic Investors, LLC ("BCG"), a limited liability company partially owned by the JMI Group, in part through redemption and subsequent transfer by BCG of the JMI Group's membership interest in BCG and in part by purchase. Also, Mr. Mitarotonda transferred to Mr. Holtzman certain stock appreciation rights with respect to shares of the Company originally granted on or about December 31, 2002. Pursuant to the Stock Purchase Agreement, the JMI Group also sold to the Barington Group and the Ramius Group all of the JMI Group's common stock of three other companies in which the JMI Group, the Barington Group and the Ramius Group had all had investments -- LQ Corporation, Inc. ("LQ"), Dynabazaar, Inc. ("Dynabazaar") and Register.com -- and Mr. Holtzman transferred to Mr. Mitarotonda certain options to acquire common stock of LQ originally granted on or about March 18 and April 15, 2003. A copy of the Stock Purchase Agreement was attached as Exhibit 99.1 to a Schedule 13D/A filed with the SEC on May 25, 2004, on behalf of certain members of the JMI Group, the Barington Group and the Ramius Group.

         One of the conditions to the closing of the transactions contemplated by the Stock Purchase Agreement was that Barington and Ramius (or their respective designees) be able to purchase from the Company, for the market price of such stock at the time the transactions were being negotiated, all of the 654,900 shares of common stock of LQ, Dynabazaar and Register.com held by the Company. Following approval of such sales by the disinterested directors of the Company, the Company agreed to the sale of such shares for a purchase price of approximately $508,000.

         Effective as of the closing of these transactions, Messrs. Mitarotonda, William Fox, Joseph Wright and Melvyn Brunt resigned from any positions they held as directors, officers or employees of the Company. However, the Barington Group agreed that it would make Mr. Brunt available to JMI for a reasonable period of time for up to 90 days after the closing of these transactions to assist JMI by performing the same services that he rendered to the Company through the Company's consulting agreement with Barington, which terminated upon closing. JMI agreed to pay the Barington Group for such services at the rate of $10,000 per month and to reimburse the Barington Group for its actual out-of-pocket costs incurred in providing these services. Since these services were provided to the Company, the Company reimbursed JMI for the initial payment of $10,000 that was paid by JMI at closing. The Company has paid the two subsequent $10,000 payments directly to the Barington Group. Mr. Brunt provided services to the Company until August 16, 2004.

         The Company has arranged with JMI (now the beneficial owner of approximately 43% of the Company's common stock) for JMI to provide the Company, beginning May 19, 2004, with certain legal, accounting, consulting, management and other services similar to those which had been provided by Barington prior to May 19. JMI receives a fee of $21,500 per month for such services in accordance with their consulting agreement.

ITEM 2.  PROPERTIES.

         The Company's principal executive offices are located in Wilkes-Barre, Pennsylvania, in a space leased by JMI from Mr. Holtzman and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

                        MARKET PRICE OF OUR COMMON STOCK.

         The Company's common stock is traded on the over-the-counter bulletin board ("OTC-BB") under the symbol "MMCO."

         At March 24, 2005 the Company had 3,289,006 shares of common stock outstanding, held by 56 shareholders of record. This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by the OTC-BB for the periods stated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2003 Quarterly Period                 High Bid                    Low Bid
---------------------                 --------                    -------
First Quarter                         $1.50                       $1.35
Second Quarter                        $1.47                       $1.33
Third Quarter                         $1.40                       $1.26
Fourth Quarter                        $1.33                       $1.25

2004 Quarterly Period                 High Bid                    Low Bid
---------------------                 --------                    -------
First Quarter                         $ 1.70                      $ 1.25
Second Quarter                        $ 1.62                      $ 1.40
Third Quarter                         $ 1.49                      $ 1.20
Fourth Quarter                        $ 1.40                      $ 1.15

         On March 24, 2005, the last sale price of our common stock on the OTC-BB was $ 1.21 per share.

                      RECENT SALES OF UNREGISTERED SHARES.

         None.

                      ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the financial statements and the related notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from the financial statements of the Company that are included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2001 and 2000 are derived from the Company's 2001 Annual Report on Form 10-K. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period.

                          STATEMENT OF OPERATIONS DATA

                                                                       YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                             2004             2003              2002            2001              2000
                                         -------------    -------------    -------------    -------------    -------------
Net sales                                $          --    $          --    $          --    $   3,201,412    $   5,583,505
Cost of sales                                       --               --               --        1,925,333       11,045,929
                                         -------------    -------------    -------------    -------------    -------------
Gross margin                                        --               --               --        1,276,079       (5,462,424)
Operating expenses:
    Sales and marketing                             --               --               --         (647,685)      16,093,084
    Operating and development                       --               --               --           85,444        2,595,802
    General and administrative               1,130,987          877,325          (74,521)       8,005,124       10,658,425
    Depreciation and amortization                   --               --               --        2,976,630      102,038,806
    Reorganization                                  --               --               --        2,087,746          774,573
                                         -------------    -------------    -------------    -------------    -------------
Total operating expenses                     1,130,987          877,325          (74,521)      12,507,259      132,160,690
                                         -------------    -------------    -------------    -------------    -------------
Profit (loss) from operations               (1,130,987)        (877,325)          74,521      (11,231,180)    (137,623,114)
Net interest and dividend income                70,605          238,943          105,907          528,116        2,313,009
Other income (expense)                         300,468          903,253           42,691           27,898       (1,200,000)
                                         -------------    -------------    -------------    -------------    -------------
Net profit (loss) before extraordinary
  item                                        (759,914)         264,871          223,119      (10,675,166)    (136,510,105)
Gain on extinguishment of debt                      --               --               --          151,429               --
                                         -------------    -------------    -------------    -------------    -------------
Net profit (loss)                        $    (759,914)   $     264,871    $     223,119    $ (10,523,737)   $(136,510,105)
                                         =============    =============    =============    =============    =============
Net profit (loss) before
  extraordinary item per share           $       (0.23)   $        0.08    $        0.07    $       (3.22)   $      (41.22)
Gain on extinguishment of debt
  per share                                         --               --               --             0.04               --
                                         =============    =============    =============    =============    =============
Basic and diluted net profit (loss)
  per share                              $       (0.23)   $        0.08    $        0.07    $       (3.18)   $      (41.22)
                                         =============    =============    =============    =============    =============
Weighted average shares outstanding          3,289,006        3,286,730        3,305,073        3,314,042        3,311,719
                                         =============    =============    =============    =============    =============

                               BALANCE SHEET DATA

                                                                 AT DECEMBER 31,
                            ------------------------------------------------------------------------------------
                                   2004              2003               2002              2001          2000
                            -------------- ------------------ ------------------ --------------- ---------------
Cash and cash equivalents       3,500,725          3,811,826           $575,454      $7,596,588     $26,451,805
Precious metals                   687,170            687,170          4,028,115              --              --
Working capital                 4,207,113          4,681,955          2,723,518       4,350,455      20,790,395
Total assets                    4,445,823       5,308,394(1)          8,032,220       9,460,059      33,541,049
Debt, long-term portion                --                 --                 --              --         128,572
Total stockholders' equity      4,283,998          5,233,428          4,931,413       4,695,044      24,959,608

(1) The decline in total assets in 2003 of $2.7 million from 2002 was primarily due to the repayment of $1.9 million previously borrowed to fund the lease termination settlement with respect to our previously leased premises in Reston, Virginia. Additionally, we paid approximately $500,000 to settle certain litigation with Koch Entertainment and Profile Publishing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements contained in Item 8 of this Form 10-K.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         The Company's net sales, cost of sales, sales and marketing expenses, operating and development expenses, and depreciation and amortization expense were zero for the years ended December 31, 2004 and 2003. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses.

         General and administrative expenses were $1,130,987 for the year ended December 31, 2004, compared to $877,325 for the year ended December 31, 2003. General and administration expenses primarily consisted of professional fees, related expenses for accounting and administrative personnel and Directors and Officers insurance, as well as other general corporate expenses. Included in general and administrative expenses were significant legal fees related to potential acquisition candidates. Insurance expense decreased from $322,000 in 2003 to $249,000 as a result of a reduction in Directors & Officers liability insurance premiums. Policy year premiums decreased from $306,000 for the year beginning July 1, 2003 to $192,500 for the year beginning July 1, 2004. Directors fees increased to $58,000 in 2004 from $31,500 in 2003 due to a change on July 30, 2003 from a stock/option based compensation plan to a cash based compensation plan. Collection fees of $29,000 were incurred in 2004 in connection with the Rick Smith note receivable.

         Interest and dividend income was $70,605 for the year ended December 31, 2004, compared to $238,943 for the year ended December 31, 2003. There was no dividend income in 2004: dividend income in 2003 included $190,318 related to the cash distribution from the Company's investment in LQ Corporation Inc. The LQ investment was sold in May 2004 as a result of the Stock Purchase Agreement, see Business above. Other income was $300,468 for the year ended December 31, 2004, compared to $903,253 for the year ended December 31, 2003. Other income in 2004 consisted of realized gains on the sale of shares of LQ and Dynabazaar as a result of the Securities Purchase Agreement. Other income in 2003 consisted of realized gains on the sale of gold bullion of $236,000, a gain relating to the cash distribution from the Company's investment in a limited liability company holding shares of common stock of Dynabazaar, Inc. of $418,000 and a recovery of a note receivable settlement of $250,000.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         The Company's net sales, cost of sales, sales and marketing expenses, operating and development expenses, depreciation and amortization expense, and reorganization costs were zero for the years ended December 31, 2003 and December 31, 2002, attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continues to pursue the potential acquisition of other businesses. General and administrative expenses primarily consist of legal and professional fees and related expenses for accounting and administrative personnel, as well as other general corporate expenses. For the year ended December 31, 2003, general and administrative expenses were $877,324 compared to $(74,521) for the year ended December 31, 2002. Expenses were reduced to $(74,521) by the reversal of accruals made in previous accounting periods in the amount of $1,639,472. Of this amount, $289,469 is attributable to the lease termination for the Company's Wiehle Avenue location and $294,804 is attributable to the lease termination for the Company's office and production facility of Parkridge Boulevard in Reston, Virginia. The remaining $1,055,199 is due to the reversal of previously accrued accounts payable and general liabilities. Interest income was $238,943 for the year ended December 31, 2003, compared to $105,907 for the year ended December 31, 2002. The decline in interest income reflects the general decline in interest rates. Dividend income included $190,318 in 2003 related to the cash distribution from the Company's investment in LQ Corporation Inc. Other income was $903,253 for the year ending December 31, 2003, compared to $42,691 for the year ending December 31, 2002. Other income in 2003 consisted of realized gains on the sale of gold bullion of

$236,000, a gain relating to the cash distribution from the Company's investment in a limited liability company holding shares of common stock of Dynabazzar Inc. of $418,000 and a recovery of a note receivable settlement of $250,000.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $(819,178) for the year ended December 31, 2004. The cash used resulted from the Company's loss of ($759,914), a $(300,468) gain on the sale of securities, which was offset by changes in operating assets and liabilities of $241,204. Cash provided in investing activities was from the sale of shares in Dynabazaar and L Q as a result of the Securities Purchase Agreement.

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

         In November 2003, Dynabazaar made a distribution of $1.30 per share in cash to all of its subsidiaries. Upon the dissolution of JHC Investment Partners LLC the entity created to purchase stock in Dynabazaar, the Company received cash of $806,608 and 627,390 shares of Dynabazaar common stock, and recorded a gain on investment in partnership of $417,626.

         One of the conditions to the closing of the transactions set forth in the Stock Purchase Agreement referenced above was that Barington and Ramius (or their respective designees) be able to purchase from the Company all of the shares of common stock of LQ and Dynabazaar held by the Company. Following approval of such sales by the disinterested directors of the Company, the Company sold such shares for a purchase price of $281,607 for the LQ shares and $226,040 for the Dynabazaar shares.

         At December 31, 2004, the Company had $3,500,725 in cash and cash equivalents compared to $3,811,826 at December 31, 2003. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than three years.. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities.

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

         Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet and has since been repaid. As of December 31, 2004 the Company has reduced its gold position to $687,170. As a result of such acquisition, "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), and the Company believes that it is no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased gold bullion, and "investment securities" held by the Company no longer exceed 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements                                               Page

Reports of Independent Registered Public Accounting Firm......................13

Balance Sheets
   As of December 31, 2004 and 2003...........................................15

Statements of Operations
   For the years ended December 31, 2004, 2003 and 2002.......................16

Statements of Comprehensive Income (Loss).....................................17

Statements of Stockholders' Equity
   For the years ended December 31, 2004, 2003 and 2002.......................18

Statements of Cash Flows
   For the years ended December 31, 2004, 2003 and 2002.......................19

Notes to Financial Statements.................................................20

             Report of Independent Registered Public Accounting Firm


MM Companies, Inc.
Wilkes-Barre, Pennsylvania

We have audited the accompanying balance sheets of MM Companies, Inc. (the "Company") as of December 31, 2004, and the related statements of operations, comprehensive income (loss), stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MM Companies, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Kronick Kalada Berdy & Co.
-------------------------------
KRONICK KALADA BERDY & CO.
Kingston, Pennsylvania
March 24, 2005

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders MM Companies, Inc.

         We have audited the accompanying balance sheet of MM Companies, Inc (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MM Companies, Inc as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 5, 2004

                               MM COMPANIES, INC.
                                 BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                  ------------------------------
                                                                       2004             2003
                                                                  -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   3,500,725    $   3,811,826
   Precious metals                                                      687,170          687,170
   Note receivable, current portion                                      78,261           95,652
   Prepaid expenses and other current assets                            102,782          162,273
                                                                  -------------    -------------
Total current assets                                                  4,368,938        4,756,921

Note receivable, less current portion                                    76,087          154,348
Investments in available-for-sale securities                                 --          397,125
Other assets                                                                798               --
                                                                  -------------    -------------
Total assets                                                      $   4,445,823    $   5,308,394
                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued expenses, all current                                  $     161,825    $      74,966
                                                                  -------------    -------------

 Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     3,358,444 shares issued at December 31, 2004 and 2003, and
     3,289,006 shares outstanding at December 31, 2004 and 2003          33,585           33,585
   Additional paid-in capital                                       185,457,862      185,457,862
   Accumulated other comprehensive income                                    --          189,516
   Deficit                                                         (181,115,916)    (180,356,002)
   Treasury stock, 69,438 shares, at cost                               (91,533)         (91,533)
                                                                  -------------    -------------
   Total stockholders' equity                                         4,283,998        5,233,428
                                                                  -------------    -------------
Total liabilities and stockholders' equity                        $   4,445,823    $   5,308,394
                                                                  =============    =============


              See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                            STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        2004           2003           2002
                                                    -----------    -----------    -----------
Operating expenses,
    general and administrative                      $ 1,130,987    $   877,325    $   (74,521)
                                                    -----------    -----------    -----------
Income (loss) from operations                        (1,130,987)      (877,325)        74,521
                                                    -----------    -----------    -----------
Other:
    Interest and dividend income                        105,907         70,605        238,943
    Gain on sale of precious metals                          --        235,628             --
    Gain on investment in partnership                        --        417,625             --
    Recovery of note receivable settlement                   --        250,000             --
    Gain on sale of available-for-sale securities       300,468             --         42,691
                                                    -----------    -----------    -----------
Total other                                             371,073      1,142,196        148,598
                                                    -----------    -----------    -----------
Net income (loss)                                   $  (759,914)   $   264,871    $   223,119
                                                    ===========    ===========    ===========
Basic and diluted net income (loss) per common
   share                                            $      (.23)   $       .08    $       .07
                                                    ===========    ===========    ===========
Weighted average shares outstanding                   3,289,006      3,286,730      3,305,073
                                                    ===========    ===========    ===========


              See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                    YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2004         2003        2002
                                             ---------    ---------   ---------
Comprehensive income (loss):
     Net income (loss)                       $(759,914)   $ 264,871   $ 223,119
     Unrealized gain (loss) on investment
       in available-for-sale securities        110,952       25,144      50,283
     Reclassification adjustment for gains
       included in net income                 (300,468)
                                             ---------    ---------   ---------
Total comprehensive income (loss)            $(949,430)   $ 290,015   $ 273,402
                                             =========    =========   =========



              See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                            ACCUMULATED
                                        COMMON STOCK        ADDITIONAL        OTHER
                                   ----------------------    PAID-IN       COMPREHENSIVE                  TREASURY
                                     SHARES       AMOUNT      CAPITAL         INCOME         DEFICIT        STOCK          TOTAL
                                   ----------    --------   -------------    ---------   --------------   ---------    -----------
Balance at December 31, 2001        3,314,042    $ 33,140   $ 185,391,807    $ 114,089   $ (180,843,992)  $      --    $ 4,695,044
Common stock, issued to
  outside directors                    36,010         361          54,139                                    54,500
Purchase of treasury stock                                                                                  (91,533)       (91,533)
Unrealized holding gain on
  available-for-sale securities                                                 50,283                                      50,283
Net income                                                                     223,119                                     223,119
                                   ----------    --------   -------------    ---------   --------------   ---------    -----------
Balance at December 31, 2002        3,350,052      33,501     185,445,946      164,372     (180,620,873)    (91,533)     4,931,413
Common stock, issued to
  outside directors                     8,392          84          11,916                                                   12,000
Unrealized holding gain on
  available-for-sale securities                                                 25,144                                      25,144
Net income                                                                     264,871                                     264,871
                                   ----------    --------   -------------    ---------   --------------   ---------    -----------
Balance at December 31, 2003        3,358,444      33,585     185,457,862      189,516     (180,356,002)    (91,533)     5,233,428
Unrealized gain on
  available-for-sale securities                                                110,952                                     110,952
Reclassification adjustment for
  gains included in net income                                                (300,468)                                   (300,468)
Net loss                                                                      (759,914)                                   (759,914)
                                   ----------    --------   -------------    ---------   --------------   ---------    -----------
Balance at December 31, 2004        3,358,444    $ 33,585   $ 185,457,862    $       0   $ (181,115,916)  $ (91,533)   $ 4,283,998
                                   ==========    ========   =============    =========   ==============   =========    ===========

              See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              2004            2003           2002
                                                           -----------    -----------    -----------
Cash flows from operating activities
Net income (loss)                                          $  (759,914)   $   264,871    $   223,119
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Recovery of note receivable settlement                            --       (250,000)            --
  Gain on sale of available-for-sale securities               (300,468)            --        (42,691)
  Gain on investment in partnership                                 --       (417,626)            --
  Gain on disposition of liabilities                                --       (110,488)    (1,639,472)
  Services received in exchange for stock                           --         12,000         54,500
  Changes in operating assets and liabilities:
    Note receivable                                             95,652             --             --
    Precious metals                                                 --      3,340,945     (4,028,115)
    Prepaid expenses and other current assets                   59,491        963,165     (1,028,277)
    Other assets                                                  (798)            --             --
    Accounts payable and accrued expenses                       86,859       (904,500)    (1,058,522)
    Other current liabilities                                       --     (1,915,535)     2,085,580
    Accrued lease payments                                          --             --     (1,051,794)
                                                           -----------    -----------    -----------
Net cash provided by (used in) operating activities           (819,178)       982,832     (6,485,672)
                                                           -----------    -----------    -----------

Cash flows from investing activities Proceeds from:
   Available-for-sale securities                               508,077             --        152,092
   Return of investment in available-for-sale securities            --      1,446,932             --
Proceeds from (purchase of ) investment in partnership              --        806,608       (596,021)
                                                           -----------    -----------    -----------
Net cash provided by (used in) investing activities            508,077      2,253,540       (443,929)
                                                           -----------    -----------    -----------

Cash flows from financing activities,
purchases of treasury stock                                         --             --        (91,533)
                                                           -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents          (311,101)     3,236,372     (7,021,134)
Cash and cash equivalents at beginning of year               3,811,826        575,454      7,596,588
                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year                   $ 3,500,725    $ 3,811,826    $   575,454
                                                           ===========    ===========    ===========


              See accompanying notes to these financial statements.

                               MM COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

1.       ORGANIZATION

THE COMPANY

         On January 3, 2001, the Board of Directors of MM Companies, Inc. (the "Company"), as then constituted, voted unanimously to cease the operations of its Internet-based custom CD-marketing business. The Board concluded at that time that the business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

         At December 31, 2004, the Company had $3,500,725 in cash and cash equivalents and $687,170 in precious metals (see note 3) compared to $3,811,826 and $687,170, respectively, at December 31, 2003. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over the longer term. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities. The Company continues to consider future alternatives, including the possible acquisition of other businesses. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by Jewelcor Management Inc. ("JMI"), which is wholly owned by the Chairman of the Board of the Company. JMI, together with certain entities and individuals beneficially owns approximately 43% of the Company's Common Stock. The Company has $3,299,000 invested in two money market accounts at December 31, 2004, which are not insured.

INVESTMENTS

         As of December 31, 2003, the Company had available-for-sale investments with a fair market value of $397,125 and a cost basis of $207,609. The gross unrealized gain for the year ended December 31, 2003 of $25,144 has been recorded as a separate component of stockholders' equity as accumulated other comprehensive income. On January 29, 2003 L Q Corporation, Inc. (f/k/a Liquid Audio, Inc.), distributed $2.50 per share in cash to all of its shareholders, of which $1,446,932 was recorded as a return of investment and $190,318 was recorded as dividend income from cash distribution. In November 2003, the Company received 627,390 shares of Dynabazzar, Inc. (f/k/a Fairmarket, Inc.) common stock as a result of the dissolution of JHC Investment Partners, LLC ("JHC")(see footnote 6).

         Under the terms of a Stock Purchase Agreement, to which the Company was not a party, JMI and the JMI Group purchased 151,668 shares of the Company's common stock from Barington and the Barington Group and Ramius and the Ramius Group in May 2004. In addition, the JMI Group acquired in May 2004 1,209,866 shares of the Company's common stock from BCG, a limited liability company partially owned by the JMI Group, in part through redemption and subsequent transfer by BCG of the JMI Group's membership interest in BCG and in part by purchase, and Mr. Mitarotonda transferred to Mr. Holtzman certain stock appreciation rights with respect to shares of the Company originally granted on or about December 31, 2002. Pursuant to the Stock Purchase Agreement, the JMI Group also sold to the Barington Group and the Ramius Group all of the JMI Group's common stock of three other companies in which the JMI Group, the Barington Group and the Ramius Group had all had investments -- LQ, Dynabazaar and Register.com -- and Mr. Holtzman transferred to Mr. Mitarotonda certain options to acquire common stock of LQ originally granted on or about March 18 and April 15, 2003. A copy of the Stock Purchase Agreement was attached as
Exhibit 99.1 to a Schedule 13D/A filed with the SEC on May 25, 2004, on behalf of certain members of the JMI Group, the Barington Group and the Ramius Group.

         One of the conditions to the closing of the transactions contemplated by the Stock Purchase Agreement was that Barington and Ramius (or their respective designees) be able to purchase from the Company, for the market price of such stock at the time the transactions were being negotiated, all of the shares of common stock of LQ, Dynabazaar and Register.com held by the Company. Following approval of such sales by the disinterested directors of the Company, the Company agreed to the sale of such shares for a purchase price of approximately $508,000 in May 2004 and recognized a gain of approximately $300,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Fair Value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompany balance sheets, except for precious metals which are stated at cost (See Footnote 3). The fair value of precious metals was $964,000 and $913,000 at December 31, 2004 and 2003, respectively.

INCOME TAXES

         The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities and for tax carry-forwards that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences or carry-forwards are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (see Note
9). Had compensation cost for these options been determined consistent with the fair value method provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been the following pro forma amounts in each of the years during the three year period ended December 31, 2004.

                                            YEARS ENDED DECEMBER 31,
                                     -------------------------------------
                                         2004          2003         2002
                                     -----------    ---------    ---------
Net income (loss):
As reported                          $  (759,914)   $ 264,871    $ 223,119
Deduct:
Total stock based compensation
  expense determined under fair
  value method for all awards, net
  of related tax effect                       --       (2,827)     (98,398)
                                     -----------    ---------    ---------

Pro forma                            $  (759,914)   $ 262,044    $ 124,721
                                     ===========    =========    =========

Basic and diluted EPS:
As reported                          $     (0.23)   $    0.08    $    0.07
Pro forma                            $     (0.23)   $    0.08    $    0.04

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

NET INCOME (LOSS) PER SHARE

         The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income
(loss) of the Company. Diluted net income (loss) per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. Unexercised stock options to purchase 91,892 shares of the Company's common stock as of December 31, 2004 and 2003 and 392,734 stock options and warrants at December 31, 2002 were excluded in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

RECLASSIFICATIONS

         Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

3.       PRECIOUS METAL

         In August 2002, the Company acquired 12,900 ounces of gold bullion for a purchase price of $4,028,115. During 2003, the Company sold an aggregate of 10,700 ounces of gold bullion with a cost basis of $3,340,945 for approximately $3,887,000. Approximately $1.9 million of the 2003 proceeds were used to pay off its outstanding liability, which was secured by the gold bullion as of December 31, 2002. As of December 31, 2004 and 2003 the Company owned 2,200 ounces of gold bullion. On January 20, 2005, the Company sold these 2,200 ounces of gold bullion for $922,659 therefore realizing a gain of $235,489.

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

5.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets at December 31, 2004 and 2003 were $102,782 and $162,273, respectively. A portion of the balance at December 31, 2004 and 2003 is comprised of approximately $96,000 and $153,000, respectively, in prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

6.         LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City through February 2010. Under the terms of the lease the fixed monthly rent, which commenced on March 1, 2000 was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sub-lease back to the landlord of this office space through June 30, 2006. The landlord sub-leased the premises to a third party. The amount of fixed rent payable under the sub-lease is substantially equivalent to that payable under the Prime Lease. The Company is currently negotiating an assignment of the Prime Lease to this third party under which it is anticipated that the Company would continue to pay a portion of the fixed rent through the expiration of the Prime Lease in February 2010.

7.       COMMON STOCK AND WARRANTS

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

         In 2003 and 2002 the Board of Directors approved the issuance of 8,392 and 36,010 shares of Company Common Stock, and 7,500 and 35,000 stock options, respectively to outside Board members for services provided in their role as directors.

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

                                      2004                     2003                   2002
                              -----------------   -------------------------- --------------------
                                         Weighted                                         Weighted
                                          average                                         Average
                                         exercise           Weighted Average              Exercise
                               Shares      price   Shares    Exercise Price   Shares        Price
                              --------   ------   --------  ---------------- --------      ------
Outstanding at beginning of
   year                         91,892   $28.24    103,756       $29.15        68,756      $42.93
Options granted                     --       --      7,500         1.36        35,000        2.08
Options canceled or expired         --       --    (19,364)       22.70            --          --
                              --------   ------   --------       ------      --------      ------
Outstanding at end of year      91,892   $28.24     91,892       $28.24       103,756      $29.15
                              ========   ======   ========       ======      ========      ======
Exercisable at end of year      91,892   $28.24     91,892       $28.24       103,756      $29.15
                              ========   ======   ========       ======      ========      ======

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          --------------------------------------------------        ------------------------------
                           NUMBER       WEIGHTED-AVERAGE                               NUMBER
                         OUTSTANDING        REMAINING                               EXERCISABLE
  RANGE OF EXERCISE        AS OF           CONTRACTUAL       WEIGHTED-AVERAGE          AS OF       WEIGHTED-AVERAGE
        PRICE             12/31/04       LIFE (IN YEARS)      EXERCISE PRICE          12/31/04      EXERCISE PRICE
        -----             --------       ---------------      --------------          --------      --------------
        $1.36               7,500             3.58                 $1.36                7,500            $1.36
    $2.02 - $2.10          35,000             1.30                 $2.08               35,000            $2.08
        $20.70             10,892             3.89                $20.70               10,892           $20.70
        $59.40             38,500             0.04                $59.40               38,500           $59.40
                           ------             ----                ------               ------           ------
                           91,892             1.26                $28.24               91,892           $28.24
                           ======             ====                ======               ======           ======

         On December 31, 2002, the Company issued a stock appreciation right for 185,000 shares to each of James Mitarotonda and Seymour Holtzman. Under the terms of a Stock Purchase Agreement, Mr. Mitarotonda transferred to Mr. Holtzman his stock appreciation right for 185,000 shares of the Company. The stock appreciation right provides that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $1.852, as adjusted from time to time. The stock appreciation right is exercisable immediately and expires on December 31, 2007. No compensation expense has been recorded during the years ended December 31, 2004 and 2003, as the Company's stock price was lower than the stock appreciation right's exercise price.

9.       INCOME TAXES

         At December 31, 2004, the Company had net operating loss carry-forwards of $91.2 million and capital loss carry-forwards of $1.2 million. The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carry-forwards will expire principally in the years 2021 through 2024. The capital loss carry-forwards will expire in 2005. As the Company has not generated any operating revenues during recent years and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded. The change in the valuation allowance was $315,171 in 2004 and $14.4 million in 2003. There was no current or deferred provision for income taxes for the years ended December 31, 2004, 2003 or 2002.

         The remainder of the NOL also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the NOLs therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

         Net deferred tax assets consist of:

                                                                      DECEMBER 31,
                                                            ----------------------------
                                                                2004             2003
                                                            ------------    ------------
        Deferred tax assets:
           Reserves and other                               $         --    $         --
           Capital loss carry-forward                            447,600         447,600
           Net operating loss carry-forward                   34,043,048      33,727,877
                                                            ------------    ------------
           Deferred tax assets before valuation allowance     34,490,648      34,175,477
        Less valuation allowance                             (34,490,648)    (34,175,477)
                                                            ------------    ------------
        Net deferred tax assets                             $         --    $         --
                                                            ============    ============

         The Company has not paid any income taxes since its inception.

         The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the income (loss) before income taxes due to the effects of the following:

                                                      YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                  2004         2003         2002
                                               ---------    ---------    ---------
Expected federal tax expense (benefit) at
   Federal statutory tax rate                  $(258,212)   $  90,056    $  75,860
Expected state tax expense (benefit), net of
   Federal expense (benefit)                     (56,959)       8,741        7,363
Non-deductible expenses and other
Utilization of NOL                                    --      (98,797)     (83,223)
Increase in valuation allowance                  315,171           --           --
                                               ---------    ---------    ---------
                                               $      --    $      --    $      --
                                               =========    =========    =========

10.         RELATED PARTY TRANSACTIONS

         Beginning May 19, 2004, JMI (now the beneficial owner of 43% of the Company's common stock) provided the Company with certain legal, accounting, consulting, management, and other services similar to those which had been previously provided by Barington, which is owned by a former shareholder. On June 10, 2004, the Company retained JMI to serve as a consultant for $21,500 per month. The Company's principal executive offices are in a space leased by JMI from the Chairman of the Board and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI. JMI has also made available to the Company the services of a JMI employee to serve as the Chief Financial Officer of the Company. In addition, the Company pays $5,000 per month, to the Chairman of the Board for services performed. During the transition of management companies, the Company incurred transition costs paid to Barington and JMI and reimbursed JMI for certain legal fees. For the years ended December 31, 2004 and 2003, and 2002 the Company expensed approximately $404,000, $387,000 and $328,000, respectively, in payments to related parties. Of these totals, $254,000, $123,000 and $60,000 related to JMI for the years ended December 31, 2004, 2003 and 2002, respectively while the remainder related to Barington. At December 31, 2004, $40,000 is unpaid and included in accrued expenses.

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

ITEM 9B.          OTHER INFORMATION.

         Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City through February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000 was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sub-lease of this office space back to the landlord through June 30, 2006. The landlord sub-leased the premises to a third party. The amount of fixed rent payable under the sub-lease is substantially equivalent to that payable under the Prime Lease. The Company is currently negotiating an assignment of the Prime Lease to this third party under which it is anticipated that the Company would continue to pay a portion of the fixed rent through the expiration of the Prime Lease in February 2010.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT

         Set forth below is certain information regarding the directors and executive officers of the Company.

Name                         Age      Position
----                         ---      --------
Seymour Holtzman.........    69       Director, Chief Executive Officer and Chairman of the Board
Efrem Gerszberg..........    30       President
Jesse Choper.............    69       Director
Jeremy Anderson..........    35       Chief Financial Officer

         SEYMOUR HOLTZMAN is Chief Executive Officer and a director of the Company and had been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., formerly a New York Stock Exchange company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and Chief Executive Officer of Gruen Marketing Corp, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five (5) years, Mr. Holtzman has been the Chairman and Chief Executive Officer of Jewelcor Management, Inc, an entity primarily engaged in investment and management services; C.D. Peacock, Inc., a prominent Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. In addition to the Company, Mr. Holtzman is currently a member of the Board of Directors and the Chairman of the Board of one other public company: Casual Male Retail Group, Inc. (NASDAQ:CMRG). Mr. Holtzman is a shareholder activist and has been an investor in banks and savings and loans since 1972.

         EFREM GERSZBERG is President of the Company and has served in such capacity since May 2004. Mr. Gerszberg has been responsible for Jewelcor Management's acquisition and business development over the past eighteen months. Prior to joining Jewelcor Management, Mr. Gerszberg worked as an attorney for the firm of Brach, Eichler, Rosenberg, Silver, Bernstein, Hammer & Gladstone. After Brach Eichler, Mr. Gerszberg worked as a proprietary trader of equities and futures at JP Capital LLC. Mr. Gerszberg earned his Juris Doctor degree from Rutgers School of Law.

         JESSE CHOPER has served as a member of the Company's Board of Directors since May 2001. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law where he has taught since 1965. Professor Choper was the Dean of the Law School from 1982 to 1992. He has been a visiting professor at Harvard Law School, Fordham Law School, University of Milan in Italy Law School and Universitad Autonoma Law School in Barcelona, Spain. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. He is widely recognized author, lecturer, consultant and commentator on issues of Constitution Law and Corporation Law. Mr. Choper is also a member of the Board of Directors of Casual Male Retail Group Inc. (NASDAQ:CMRG).

         JEREMY ANDERSON, CPA has served as a consultant in the position of Chief Financial Officer since August 2004. Mr. Anderson is the Chief Financial Officer of Jewelcor Management, Inc. Before that Mr. Anderson was the assistant Treasurer at LF Brands Marketing, Inc., a women's apparel retailer. From 1997 to 2003, he worked in public accounting with Kronick Kalada Berdy & Co. P.C.

         James Mitarotonda, William J. Fox, Joseph R. Wright, Jr. and Melvyn Brunt resigned from their positions on May 19, 2004.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2004, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, except as follows: (i) James Mitarotonda file late three reports on Form 4 relating to the reporting of his acquisitions of shares of the Company common stock; (ii) Efrem Gerszberg filed late one report on Form 3 relating to the reporting of his position as an officer of the Company; and (iii) Seymour Holtzman filed late one report on Form 4 relating to the reporting of his acquisition of shares of the Company common stock.

                                 CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics is attached to this annual report as exhibit 10.27.

                             AUDIT COMMITTEE MATTERS

         The purpose of the audit committee is to assist our Board of Directors in the oversight of the integrity of the financial statements of the Company, the Company's compliance with legal and regulatory matters, the independent auditors' qualifications and independence, and the performance of the Company's independent auditors. The primary responsibilities of the audit committee are set forth in its charter, and include various matters with respect to the oversight of the Company's accounting and financial reporting process and audits of the financial statements of the Company on behalf of our Board of Directors.

         The current member of the Company's audit committee is Jesse Choper. The Company's board has determined that Mr. Choper is an audit committee financial expert and that he is independent as defined in Item 7(d)(B)(iv) of
Schedule 14A under the Exchange Act.

ITEM 11  EXECUTIVE COMPENSATION.

         The following table sets forth all compensation awarded to, earned by, or paid for the years ended December 31, 2004, 2003 and 2002 for services rendered to the Company for each person who acted as the Company's chief executive officer during the year ended December 31, 2004 and its most highly compensated executive officer other than the chief executive officer serving as executive officer at December 31, 2004 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation
                                                      Annual Compensation          Awards
                                                 -----------------------------  -------------
                                                                                   Number of
                                                                                    Shares
                                                                                  Underlying
          Name and Principal Position             Year     Salary($)   Bonus($)      SARs
                   (a)                            (b)        (c)         (d)         (g)
----------------------------------------------    ----     ---------   --------   ----------
James A. Mitarotonda                              2004     $22,737       --           --
President and Chief Executive Officer (1)         2003     $60,000       --           --
                                                  2002     $60,000       --       185,000(2)

Efrem Gerszberg                                   2004     $27,000       --           --
President (3)

Seymour Holtzman, Chief Executive Officer and     2004      --           --           --
Chairman of the Board  (4)

Jeremy Anderson, Chief Financial Officer (5)      2004      --           --           --

(1) Mr. Mitarotonda was appointed President and chief executive officer on January 18, 2001 and resigned on May 19, 2004.

(2) On December 19, 2002, the Company granted Mr. Mitarotonda and Mr. Holtzman stock appreciation rights for each to purchase 185,000 shares of our common stock at an exercise price of $1.852 per share. Effective May 19, 2004 Mr. Mitarotonda's rights were transferred to Mr. Holtzman.

(3)      Mr. Gerszberg was appointed President on May 19, 2004.

(4) Mr. Holtzman has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman was appointed Chief Executive Officer on May 19, 2004. Pursuant to the terms of a consulting agreement, the Company pays JMI for certain administrative services, including, but not limited to, the provision of individuals serving as the Company's Chief Executive Officer and Chief Financial Officer. Mr. Holtzman and Mr. Anderson were therefore paid by JMI for their services.

(5) Mr. Anderson was appointed Chief Financial Officer on August 16, 2004. Pursuant to the terms of a consulting agreement, the Company pays JMI for certain administrative services, including, but not limited to, the provision of individuals serving as the Company's Chief Executive Officer and Chief Financial Officer. Mr. Holtzman and Mr. Anderson were therefore paid by JMI for their services.


    AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2004 AND YEAR END OPTION VALUES

         None of the Named Executive Officers exercised any stock options during 2004.

--------------------------- -------------- -------------- --------------------------------- ------------------------------------
                                                                                            Value of Unexercised In-the-Money
                               Shares                                                        SARs at FY-End (Market price of
                              Acquired         Value      No. of Securities Underlying        shares at FY-End less exercise
Name                         on Exercise     Realized     Unexercised SARs at FY-End (#)                price) ($)
                                                          --------------------------------- ------------------------------------
                                                            Exercisable     Unexercisable      Exercisable      Unexercisable
--------------------------- -------------- -------------- ---------------- ---------------- ------------------ -----------------
Seymour Holtzman                  0             --            370,000                              (1)
--------------------------- -------------- -------------- ---------------- ---------------- ------------------ -----------------

(1) The fair market value of our common stock on December 31, 2004 was $1.20 per share, the closing sales price per share as reported on that date on the Over-the-Counter Bulletin Board. The stock appreciation rights have an exercise price of $1.852 per share.

                            COMPENSATION OF DIRECTORS

         Directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment. Each director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

                 EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

         Pursuant to the terms of a consulting arrangement, JMI provides the services of a chief executive officer and chief financial officer of the Company and provides the Company with the assistance of certain JMI employees and the use of office space and administrative services. In consideration of the foregoing, the Company pays JMI a $21,500 monthly fee. A copy of the consulting agreement is attached to this annual report as exhibit 10.27 (see also "Item 13. Certain Relationships and Related Transactions"). In addition, the Company pays $5,000 per month, to Mr. Holtzman for services performed in his capacity as Chairman of the Board and $4,500 per month to Mr. Gerszberg for services performed in his capacity as President.

  REPORT ON COMPENSATION OF THE UNINTERESTED MEMBER OF THE BOARD OF DIRECTORS.

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

         CEO Compensation. Commencing May 19, 2004, pursuant to the terms of a consulting agreement, the Company pays JMI for certain administrative services, including, but not limited to, the provision of individuals serving as the Company's Chief Executive Officer and Chief Financial Officer. Mr. Holtzman was therefore paid by JMI for his services as Chief Executive Officer. From July 1, 2001 through May 18, 2004, Mr. Mitarotonda received $5,000 per month for services rendered in his capacity as President and Chief Executive Officer. See "Summary Compensation Table" above.

                         COMPANY STOCK PRICE PERFORMANCE

         The graph below compares the cumulative total stockholder return on the Company's common stock, the S&P Industrials Index, and the Wilshire Small Cap Index. Cumulative total stockholder return represents share value appreciation through December 31, 2004, assuming the investment of $100 in the Common Stock of the Company at the initial public offering on July 7, 1999 and in each of the other indexes on the same date, and reinvestment to all dividends. The Company's shareholder return illustrated below includes a cash distribution of $3.00 per share paid to all stockholders of record on March 1, 2001. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

         The data points used in the graphical presentation is as follows:

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

              AMONG MM COMPANIES, INC., THE S & P INDUSTRIAL INDEX
                        AND THE WILSHIRE SMALLCAP INDEX

                               [GRAPHIC OMITTED]

*$100 invested on 12/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright (C) 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 12 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 24, 2005, by
(1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

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

                                                                                     PERCENT OF TOTAL
NAME AND ADDRESS                                             NUMBER OF SHARES      SHARES OUTSTANDING(1)
----------------                                             ----------------      ---------------------
         PRINCIPAL STOCKHOLDERS

Jewelcor Management, Inc.                                      1,410,234(2)                 43%
100 N. Wilkes-Barre Blvd., 4th Floor
Wilkes-Barre, PA  18702
Rho Management Trust I                                           288,933(3)                8.8%
152 West 57th Street, Floor 23
New York, NY  10019-3310

Don C. Whitaker                                                   189,341                   5.7%
c/o Don C. Whitaker, Inc.
23 Beechwood
Irvine, CA  92604

         OFFICERS AND DIRECTORS

Jeremy Anderson                                                         --                    *
Jesse Choper                                                      14,159(4)                   *
Efrem Gerszberg                                                         --                    *
Seymour Holtzman                                                 370,000(5)                11.2%
James A. Mitarotonda                                                    --                    *
All executive officers and directors as a group (5 persons)      384,159(6)                11.7%

* Less than 1%

(1) Percentage of beneficial ownership is calculated assuming 3,289,006 shares of common stock were outstanding on March 24, 2005.

(2) Includes 26,200 shares acquired by dot com Investment Corp., a member of Jewelcor Management, Inc., and of which the President and sole director is Seymour Holtzman.

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

(5) On December 19, 2002, the Company granted Mr. Holtzman a stock appreciation right to purchase 185,000 shares of our common stock. This number does not include shares of the Company owned by Jewelcor Management, Inc. or dot com Investment Corp. Mr. Holtzman is the President and Chief Executive Officer Jewelcor Management, Inc. and the President and sole director of dot com Investment Corp. Mr. Holtzman received an additional 185,000 stock appreciation rights transferred from Mr. Mitarotonda, which are included in this number.

(6)  See notes (4)-(5).

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders.

---------------------------------------------------- ------------------- ---------------- ---------------------------
                                                         Number of                           Number of securities
                                                      securities to be   Weighted-average  remaining available for
                                                        issued upon      exercise price        future issuance
                                                        exercise of      of outstanding   under equity compensation
                                                        outstanding         options,                plans
                                                     options, warrants    warrants and      (excluding securities
                                                         and rights          rights        reflected in column (a))
Plan category                                               (a)                (b)                   (c)
---------------------------------------------------- ------------------- ---------------- ---------------------------
Equity compensation plans approved by security
holders...........................................           --                 --                    --
---------------------------------------------------- ------------------- ---------------- ---------------------------
Equity compensation plans not approved by security
holders(1)........................................        370,000             1.852                   --
---------------------------------------------------- ------------------- ---------------- ---------------------------
Total.............................................        370,000             1.852                   --
---------------------------------------------------- ------------------- ---------------- ---------------------------

(1) Issued to Mr. Holtzman and Mr. Mitarotonda in accordance with the terms of the stockholders agreement, dated as of January 12, 2001. Mr. Mitarotonda's rights were subsequently transferred to Mr. Holtzman on May 19, 2004.


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

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Beginning May 19, 2004, JMI (now the beneficial owner of approximately 43% of the Company's common stock) provided the Company with certain legal, accounting, consulting, management, and other services similar to those of which had been provided by Barington prior to May 19. On June 10, 2004, the Company retained JMI to serve as a consultant for a fee of $21,500 per month for such services. The Company's principal executive offices are in a space leased by JMI from the Chairman of the Board and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI. JMI has also made available to the Company the services of a JMI employee to serve as the Chief Financial Officer of the Company. The full terms of this arrangement were memorialized and JMI and the Company entered into the consulting agreement recently executed by the parties in the form attached hereto as Exhibit 10.27. In addition, the Company pays $5,000 per month, to Mr. Holtzman for services performed as the Chairman of the Board.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                   AUDIT FEES

         The Company's auditors, Kronick Kalada Berdy and Co, P.C. submitted a proposal, which was accepted of $20,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2004. The Company's previous auditors, Rothstein, Kass and Company, P.C. billed the Company $16,750 for the independent review of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2004, the six months ended June 30, 2004 and the nine months ended September 30, 2004. Rothstein Kass and Company, P.C. billed $92,510 for the independent audits of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and for the reviews of the financial statements included in the Company's quarterly report for the nine months ended September 30, 2003, three months ended March 31, 2003, six months ended June 30, 2003 and nine months ended September 30, 2003.

                               AUDIT RELATED FEES

         There were no audit related fees in the year ended 2004.

                                    TAX FEES

         Rothstein, Kass and Company, P.C. billed the Company $10,000 and $9,220 for the preparation of the Company's December 31, 2003 and 2002 federal and state income tax returns.

                                 ALL OTHER FEES

         In December 2002, Rothstein, Kass and Company, P.C. billed the Company $4,000 relating to consultations with management regarding the Investment Company Act of 1940. In December 2002, Ernst & Young LLP billed the Company $2,000 related to the transition of the Company's auditors.

                    POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF
        AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services.

                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Index to Financial Statements

         Please see the accompanying Index to Financial Statements, which appears in Item 8 on page 14 of this report. The Report of Independent Auditors, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page 15 of this report are included in Item 8.

(a)(2) Financial Statements Schedules.

         See subsection (c) below.

(a)(3)   Exhibits

         Please see subsection (b) below.

 (b)     Exhibits.

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

10.26 Stock appreciation rights agreement, dated as of December 19, 2002, between the Company and Seymour Holtzman.(4)

10.27    Code of ethics.

10.28 Consulting agreement, dated as of June 10, 2004, between the Company and Jewelcor Management, Inc.

23.1     Consent of Kronick Kalada Berdy & Co., P.C.

23.2     Consent of Rothstein, Kass & Company, P.C.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

--------------
(1) Previously filed as an exhibit to the Company's registration statement on Form S-1, as amended and incorporated herein by reference.

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

                                     MM COMPANIES, INC.

                                     /s/ Seymour Holtzman
                                     --------------------------
                                     Chief Executive Officer and Director
                                     March 31, 2005

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                           Date
---------                        -----                           ----

/s/ SEYMOUR HOLTZMAN             Chief Executive Officer         March 31, 2005
---------------------------      and Director
Seymour Holtzman

/s/ EFREM GERSZBERG              President                       March 31, 2005
---------------------------
Efrem Gerszberg

/s/ JESSE CHOPER                 Director                        March 31, 2005
---------------------------
Jesse Choper

/s/ JEREMY ANDERSON              Chief Financial Officer         March 31, 2005
---------------------------
Jeremy Anderson