Form 10QSB
period 2005-03-31
MM COMPANIES INC
filed 2005-05-16
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________.

COMMISSION FILE NUMBER: 000-26585

MM COMPANIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

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

As of May 13, 2005, 3,289,006 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MM COMPANIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,342,693	$3,500,725
Precious metal	-	687,170
Note receivable, current portion	78,261	78,261
Prepaid expenses and other current assets	54,657	102,782
Total current assets	4,475,611	4,368,938
Note receivable, less current portion	56,522	76,087
Other assets	727	798
Total assets	$4,532,860	$4,445,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$163,333	$161,825

Stockholders' equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at March 31, 2005 and December 31, 2004 and 3,289,006 shares outstanding at March 31, 2005 and December 31, 2004	33,585	33,585
Additional paid-in capital	185,457,862	185,457,862
Deficit	(181,030,387)	(181,115,916)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity	4,369,527	4,283,998

Total liabilities and stockholders' equity	$4,532,860	$4,445,823

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2005	2004

Operating expenses,
General and administrative	$ 180,155	$ 177,837
Loss from operations	(180,155)	(177,837)

Other:
Interest and dividend income	30,195	14,864
Gain on sale of precious metal	235,489	-

Total other	265,684	14,864

Net income (loss) available to common stockholders	$85,529	$(162,973)

Basic and diluted net income (loss) per common share	$0.03	$ (0.05)

Weighted average shares outstanding	3,289,006	3,289,006

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$85,529	$(162,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of precious metal	(235,489)	-
Changes in operating assets and liabilities:
Note receivable	19,565	-
Prepaid expenses and other current assets	48,125	76,611
Accounts payable and accrued expenses	1,509	(33,213)
Other assets	70	-
Net cash used in operating activities	(80,691)	(119,575)

CASH FLOWS FROM INVESTING ACTIVITIES,
Proceeds from sale of precious metal	922,659	-

Net increase (decrease) in cash and cash equivalents	841,968	(119,575)
Cash and cash equivalents at beginning of period	3,500,725	3,811,826
Cash and cash equivalents at end of period	$4,342,693	$3,692,251

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

At March 31, 2005, the Company had $4,342,693 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. Additionally, the Company has not yet settled on an operating plan, and can give no assurance that the Company's cash and cash equivalents are sufficient to satisfy its obligations over the longer term. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of March 31, 2005 and for the three months ended March 31, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by Jewelcor Management, Inc. ("JMI"), Seymour Holtzman, the Chairman of the Board of the Company, together with his wife, indirectly own a majority interest of JMI. JMI, together with certain entities and individuals beneficially owns approximately 43% of the Company's common stock. The Company has $4,214,000 in two money market accounts at March 31, 2005, which are not insured.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect on interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. Unexercised stock options to purchase shares of the Company's common stock as of March 31, 2005 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2005 because the options' exercise price was greater than the average market price of the Company's common stock.

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

	Three months ended
	March 31,
	2005	2004

Comprehensive income (loss):
Net income (loss)	$85,529	$(162,973)
Unrealized gain on investment in available-for-sale securities	-	116,531
	$85,529	$(46,442)

Net Income (Loss) Per Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income (loss) of the Company. Diluted net income (loss) per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. Unexercised stock options to purchase shares of the Company's common stock as of March 31, 2005 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2005 because the options' exercise price was greater than the average market price of the Company's common stock.

3. PRECIOUS METAL

As of December 31, 2004, the Company owned 2,200 ounces of gold bullion at a cost of $687,170. On January 20, 2005, the Company sold these 2,200 ounces of gold bullion for $922,659 realizing a gain of $235,489.

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

5. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord is substantially equivalent to that payable under the Prime Lease. The Company entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company will pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. A letter of credit for $333,000 has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit in an amount equal to $90,792 on each anniversary beginning on June 30, 2007. A copy of the Termination and Assignment Agreement is attached as Exhibit 10.29.

6. RELATED PARTY TRANSACTIONS

Beginning May 19, 2004, JMI (now the beneficial owner of approximately 43% of the Company's common stock) provided the Company with certain legal, accounting, consulting, management, and other services similar to those which had been provided by Barington, which is owned by a former shareholder. On June 10, 2004, the Company retained JMI to serve as a consultant for $21,500 per month. The Company also approved payment at the rate of $21,500 per month to JMI for serving as consultant from May 19, 2004 through June 10, 2004. The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman, the Company's Chairman of the Board and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a company controlled by Mr. Holtzman. JMI has also made available to the Company the services of a JMI employee to serve as the Chief Financial Officer of the Company. In addition, the Company pays $5,000 per month to the Chairman of the Board for services performed. As of March 31, 2005, $64,210 is unpaid and included in accrued expenses.

Item 2. Management's Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Information

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. These statements speak only as of the date hereof. We are under no duty to update, and do not undertake to update, any of the forward-looking statements contained in this quarterly report to conform them to actual results or to changes in our expectations. The following discussion should be read in conjunction with the financial statements contained in Item 1 of Part I of this Form 10-QSB.

Overview

The Company was formed in Delaware on April 23, 1996. On January 3, 2001, the Board of Directors of the Company as then constituted voted unanimously to cease operations of its Internet-based custom CD-marketing business as the Board concluded that this no longer represented a viable alternative to provide maximum value to the Company's stockholders. In connection with the Company's cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company's remaining furniture and equipment.

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

The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman and his wife and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a Company controlled by Mr. Holtzman. JMI is now the beneficial owner of approximately 43% of the Company's common stock, and Mr. Holtzman is the Chief Executive Officer of the Company. JMI has also made available to the Company the services of JMI related-company employees to serve as the Chief Financial Officer and Secretary of the Company/General Counsel, and provides the Company with certain legal, accounting, consulting, management and other services.

On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Reports on Form 10-K for the year ended December 31, 2004, and prior years, the Company may have become an inadvertent investment company during 2001. The Company has relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 there under, which provides for a one-year "safe harbor."

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

Plan of Operations

As of March 31, 2005, the Company had $4,342,693 in cash and cash equivalents. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any operating revenue for the last three years. The Company can give no assurance that the Company's cash and cash equivalents are sufficient to satisfy its obligations over the longer term; however, the Company expects to be able to meet its cash requirements for the next three years. The Company believes these requirements will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities.

The Company continues to consider future alternatives including the possible acquisition of other businesses or adopting a possible plan of liquidation. The Company may seek to acquire additional financing as a result of any business acquisitions. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity. We cannot now predict what, if any research and development we might perform or plant and equipment we might purchase, nor to what extent, if at all, the number of our employees may change, in the next twelve months. The Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain.

Results of Operations

REVENUE   Revenue for the three months ended March 31, 2005 was $265,684 compared to $14,864 for the three months ended March 31, 2004. The increase is a result of gains on the sale of precious metals. In January 2005, the Company sold its gold bullion resulting in a gain of $235,489. Interest income was $30,195 for the three months ended March 31, 2005 compared to $14,864 for the three months ended March 31, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES   During the three months ended March 31, 2005, general and administrative expenses primarily consisted of professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses were $180,155 and $177,837 for the three months ended March 31, 2005 and 2004, respectively.

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord is substantially equivalent to that payable under the Prime Lease. The Company entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company will pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. A letter of credit for $333,000 has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit in an amount equal to $90,792 on each anniversary beginning on June 30, 2007. A copy of the Termination and Assignment Agreement is attached as Exhibit 10.29.

Liquidity and Capital Resources

Net cash used in operating activities was ($80,691) for the three months ended March 31, 2005, compared to net cash used of ($119,575) for the three months ended March 31, 2004. Net cash used for the three months ended March 31, 2005, primarily reflects the Company's net income for the period of $85,529 offset by the gain on the sale of precious metal of $235,489. Net cash used for the three months ended March 31, 2004, primarily reflects the Company's net loss for the period of ($162,973).

Cash provided by investing activities was $922,659 for the three months ended March 31, 2005 and was from the sale of the precious metal.

At March 31, 2005, the Company had $4,342,693 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. The increase in the cash and cash equivalents is the result of the sale of the gold bullion. The Company expects to experience negative cash flows for the foreseeable future. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with evaluating and considering any new business activities for the Company.

Item 3. Controls and Procedures

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no changes in internal controls that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

B.Reports on Form 8-K:

On March 11, 2005, the Company filed a report on Form 8-K, to disclose changes in the registrant's certifying accountants.

10.29 Termination and Assignment Agreement dated May 10, 2005 between the Company, TheMarkets.com, Inc. and 1740 Broadway Associates, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MM COMPANIES, INC
By	/s/ Seymour Holtzman
Seymour Holtzman
Chief Executive Officer
May 16, 2005

MM COMPANIES, INC
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
May 16, 2005