Form 10QSB
period 2005-06-30
MM COMPANIES INC
filed 2005-08-12
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005, or

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

As of August 12, 2005, 3,289,006 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MM COMPANIES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,833,094	$3,500,725
Accrued interest receivable	2,080	-
Precious metal	-	687,170
Note receivable, current portion	115,218	78,261
Prepaid expenses and other current assets	5,036	102,782
Total current assets	3,955,428	4,368,938
Note receivable, less current portion	-	76,087
Time deposit	333,000	-
Other assets	657	798
Total assets	$4,289,085	$4,445,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$166,822	$161,825

Long-term liabilities,
Accrued expense	280,492	-
Total liabilities	$447,314	$161,825

Stockholders' equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at June 30, 2005 and December 31, 2004 and 3,289,006 shares outstanding at June 30, 2005 and December 31, 2004	33,585	33,585
Additional paid-in capital	185,457,862	185,457,862
Deficit	(181,558,143)	(181,115,916)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity	3,841,771	4,283,998

Total liabilities and stockholders' equity	$4,289,085	$4,445,823

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating expenses,
General and administrative	$284,661	$454,466	$464,816	$632,303
Loss from operations	284,661	454,466	464,816	632,303

Other:
Interest and dividend income	37,398	13,723	67,593	28,587
Accrued expense	(280,493)	-	(280,493)	-
Gain on sale of precious metal	-	-	235,489	-
Gain on sale of available-for sale securities	-	300,468	-	300,468
Total other	(243,095)	314,191	22,589	329,055

Net loss available to common stockholders	$(527,756)	$(140,275)	$(442,227)	$(303,248)

Basic and diluted net loss per common share	$(0.16)	$(0.04)	$(0.13)	$(0.09)

Weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

MM COMPANIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442,227)	$(303,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on available-for-sale securities	-	(300,468)
Gain on sale of precious metal	(235,489)	-
Changes in operating assets and liabilities:
Note receivable	39,130	56,521
Prepaid expenses and other current assets	97,746	(101,777)
Accounts payable and accrued expenses	4,997	46,706
Accrued expense	280,492	-
Other assets	(1,939)	-
Net cash used in operating activities	(257,290)	(602,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposit	(333,000)	-
Proceeds from sale of precious metal	922,659	-
Proceeds from available-for-sale securities	-	508,077
Net cash provided by investing activities	589,659	508,077

Net increase (decrease) in cash and cash equivalents	332,369	(94,189)
Cash and cash equivalents at beginning of period	3,500,725	3,811,826
Cash and cash equivalents at end of period	$3,833,094	$3,717,637

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

At June 30, 2005, the Company had $3,833,094 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The increase in cash and cash equivalents is the result of proceeds of $922,659 on the sale of precious metal in January 2005. Additionally, the Company has not yet settled on an operating plan, and can give no assurance that the Company's cash and cash equivalents are sufficient to satisfy its obligations over the longer term; however, the Company expects to be able to meet its cash requirements for the next three years. The Company believes these requirements will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities. The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity.

The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. As a result of the Company's lack of an operating business, the significant cash balance as a percentage of the Company's total assets and its recent trading activities, the Company may have inadvertently become, or may become in the future if it fails to obtain an operating business, an investment company under the Investment Company Act. Notwithstanding the foregoing, the Company believes that at all relevant times prior to the date of filing this Quarterly Report on Form 10-QSB, the Company has not been subject to regulation as an investment company under the Investment Company Act.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by Jewelcor Management, Inc. ("JMI"). Seymour Holtzman, the Chairman of the Board of the Company, together with his wife, indirectly own a majority interest of JMI. JMI, together with certain affiliated entities and individuals, beneficially owns approximately 43% of the Company's common stock. The Company has $3,723,000 in two money market accounts at June 30, 2005, which are not insured.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect on interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. Unexercised stock options to purchase shares of the Company's common stock as of June 30, 2005 were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2005 because the options' exercise price was greater than the average market price of the Company's common stock.

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
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Comprehensive income (loss):
Net loss	$(527,756)	$(140,275)	$(442,227)	$(303,248)
Reversal of previously recorded unrealized gain on gain on investment in available-for-sale Securities	-	(306,047)	-	(189,516)

Unrealized gain on investment in available-for-sale securities	-	-	-	-

	$(527,756)	$(446,322)	$(442,227)	$(492,764)

Net Income (Loss) Per Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income (loss) of the Company. Diluted net income (loss) per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. Unexercised stock options to purchase shares of the Company's common stock as of June 30, 2005 were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2005 because the options' exercise price was greater than the average market price of the Company's common stock.

3. TIME DEPOSIT

On May 2, 2005, in connection with the Assignment and Termination Agreement, see Note 6 below, the Company opened a certificate of deposit for $333,000 with Wachovia Bank. The deposit accrues interest at a rate of 3.81% per annum with a maturity date of July 15, 2007. Unpaid interest of $2,080 has been accrued at June 30, 2005.

4. PRECIOUS METAL

As of December 31, 2004, the Company owned 2,200 ounces of gold bullion at a cost of $687,170. On January 20, 2005, the Company sold these 2,200 ounces of gold bullion for $922,659 realizing a gain of $235,489.

5. NOTE RECEIVABLE

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

6. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord is substantially equivalent to that payable under the Prime Lease. The Company entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company will pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. A letter of credit for $333,000 has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit in an amount equal to $90,792 on each anniversary beginning on June 30, 2007. The Company expensed $280,492 in the current period as a result of the Termination and Assignment Agreement.

7. RELATED PARTY TRANSACTIONS

Beginning May 19, 2004, JMI (now the beneficial owner, together with certain affiliated entities and individuals, of approximately 43% of the Company's common stock) provided the Company with certain legal, accounting, consulting, management, and other services similar to those which had been previously provided by Barington Capital Group, L.P., which is affiliated with a former shareholder. On June 10, 2004, the Company retained JMI to serve as a consultant for $21,500 per month. The Company also approved payment at the rate of $21,500 per month to JMI for serving as consultant from May 19, 2004 through June 10, 2004. The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman, the Company's Chairman of the Board, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a company controlled by Mr. Holtzman. JMI has also made available to the Company the services of a JMI employee to serve as the Chief Financial Officer of the Company. In addition, the Company pays $5,000 per month to the Chairman of the Board for services performed.

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

Plan of Operations

As of June 30, 2005, the Company had $3,833,094 in cash and cash equivalents. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any operating revenue for the last three years. The Company has not yet settled on an operating plan and can give no assurance that the Company's cash and cash equivalents are sufficient to satisfy its obligations over the longer term; however, the Company expects to be able to meet its cash requirements for the next three years. The Company believes these requirements will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with any new business activities.

The Company continues to consider future alternatives, including the possible acquisition of other businesses or adopting a possible plan of liquidation. However, the Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain. The Company may also seek to acquire additional financing as a result of any business acquisitions. To the extent that management of the Company moves forward on any alternative strategy, such strategy may have an impact on the Company's liquidity. We cannot now predict what, if any, research and development we might perform or plant and equipment we might purchase, nor to what extent, if at all, the number of our employees may change, in the next twelve months. The Company has not consummated any significant transactions to date and the Company's business prospects remain uncertain.

Results of Operations

REVENUE   Revenue for the three and six months ended June 30, 2005 was $37,398 and $303,082, respectively, compared to $13,723 and $329,055, respectively, for the three and six months ended June 30, 2004. This year's revenue includes the sale of 2,200 ounces of gold in January 2005 resulting in gains of $235,489. Last year's revenue included a gain of $300,468 on the sale of available-for-sale securities. Interest income was $37,398 and $67,593, respectively, for the three and six months ended June 30, 2005 compared to $13,723 and $28,587, respectively, for the three months and six months ended June 30, 2004. The increase in interest income this year is due to investing the proceeds from the available-for-sale securities and precious metals into interest-bearing money market accounts.

GENERAL AND ADMINISTRATIVE EXPENSES   During the three and six months ended June 30, 2005, general and administrative expenses primarily consisted of professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses were $284,661 and $464,816 for the three and six months ended June 30, 2005, respectively, and $454,466 and $632,303, respectively, for the three and six months ended June 30, 2004.

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord is substantially equivalent to that payable under the Prime Lease. The Company entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company will pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. A letter of credit for $333,000 has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit in an amount equal to $90,792 on each anniversary beginning on June 30, 2007. The Company expensed $280,492 in the current period as a result of the Termination and Assignment Agreement.

Liquidity and Capital Resources

Net cash used in operating activities was ($257,290) for the six months ended June 30, 2005, compared to net cash used of ($602,266) for the six months ended June 30, 2004. Net cash used for the six months ended June 30, 2005, primarily reflects the Company's net loss for the period of ($442,227) and the gain on the sale of precious metal of $235,489 offset by the add-back of the $280,492 leasehold obligation to be paid beginning June 2006 and the $97,746 decrease in prepaid expenses. Net cash used for the six months ended June 30, 2004, primarily reflects the Company's net loss for the period of ($303,248) and the gain on the sale of available-for-sale securities of $300,468.

Cash provided by investing activities was $589,659 for the six months ended June 30, 2005 and included the proceeds from the sale of the precious metal of $922,659 less the amount paid of $333,000 to open a time deposit.

At June 30, 2005, the Company had $3,833,094 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. The increase in the cash and cash equivalents is the result of the sale of the gold bullion. The Company expects to experience negative cash flows for the foreseeable future. The Company believes these obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with evaluating and considering any new business activities for the Company.

Item 3. Controls and Procedures

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

MM COMPANIES, INC.
By	/s/ Seymour Holtzman
Seymour Holtzman
Chief Executive Officer
August 12, 2005

MM COMPANIES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
August 12, 2005