Form 10QSB
period 2005-09-30
George Foreman Enterprises Inc
filed 2005-11-21
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005, or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________.

COMMISSION FILE NUMBER: 000-26585

GEORGE FOREMAN ENTERPRISES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation)	54-1811721 (I.R.S. Employer Identification No.)
100 N. WILKES -BARRE BLVD, 4TH FLOOR, WILKES-BARRE, PA (Address of Principal Executive Office)	18702 (Zip Code)

Registrant's telephone number, including area code (570) 822-6277

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 21, 2005, 3,289,006 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

GEORGE FOREMAN ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,558,689	$3,500,725
Accrued interest receivable	5,333	-
Precious metal	-	687,170
Note receivable, current portion	95,652	78,261
Prepaid expenses and other current assets	60,463	102,782
Total current assets	3,720,137	4,368,938
Note receivable, less current portion	-	76,087
Time deposit	333,000	-
Other assets	587	798
Total assets	$4,053,724	$4,445,823

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities,
Accounts payable and accrued expenses	$490,450	$161,825

Long-term liabilities,
Accrued expense, lease obligation	264,403	-
Total liabilities	$754,853	$161,825

Mandatorily redeemable financial instrument of the subsidiary of the Company	8,278,864	-

Stockholders' equity (deficiency):
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at September 30, 2005 and December 31, 2004 and 3,289,006 shares outstanding at September 30, 2005 and December 31, 2004	33,585	33,585
Preferred stock, $0.01 par value, 2 shares authorized, issued and outstanding at September 30, 2005	-	-
Additional paid-in capital	185,457,862	185,457,862
Deficit	(190,379,907)	(181,115,916)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity (deficiency)	(4,979,993)	4,283,998

Total liabilities and stockholders' equity (deficiency)	$4,053,724	$4,445,823

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

GEORGE FOREMAN ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating expenses,
General and administrative	$8,855,244	$243,591	$9,320,060	$875,894
Loss from operations	8,855,244	243,591	9,320,060	875,894

Other income (expense):
Interest and dividend income	33,480	19,930	101,073	48,517
Accrued expense, lease obligation	-	-	(280,493)	-
Gain on sale of precious metal	-	-	235,489	-
Gain on sale of available-for sale securities	-	-	-	300,468
Total other	33,480	19,930	56,069	348,985

Net loss available to common stockholders	$(8,821,764)	$(223,661)	$(9,263,991)	$(526,909)

Basic and diluted net loss per common share	$(2.68)	$(0.07)	$(2.82)	$(0.16)

Weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

GEORGE FOREMAN ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,263,991)	$(526,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Mandatorily redeemable financial instrument of the subsidiary of the Company	8,278,864	-
Gain on available-for-sale securities	-	(300,468)
Gain on sale of precious metal	(235,489)	-
Changes in operating assets and liabilities:
Note receivable	58,696	76,087
Prepaid expenses and other current assets	42,319	4,960
Accounts payable and accrued expenses	305,957	57,923
Accrued expense, lease obligation	287,071	-
Other assets	(5,122)	-
Net cash used in operating activities	(531,695)	(688,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposit	(333,000)	-
Proceeds from sale of precious metal	922,659	-
Proceeds from available-for-sale securities	-	508,077
Net cash provided by investing activities	589,659	508,077

Net increase (decrease) in cash and cash equivalents	57,964	(180,330)
Cash and cash equivalents at beginning of period	3,500,725	3,811,826
Cash and cash equivalents at end of period	$ 3,558,689	$3,631,496

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

GEORGE FOREMAN ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION

George Foreman Enterprises, Inc. (the "Company") was formed in Delaware on April 23, 1996 under the name "musicmaker.com, Inc." On January 3, 2001, the Board of Directors of the Company, as then constituted, voted unanimously to cease the operations of its Internet-based custom CD-marketing business as the Board concluded that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders.

On August 15, 2005, the Company and George Foreman Ventures LLC ("Ventures"), a newly-formed subsidiary of the Company, entered into a series of agreements with George Foreman and George Foreman Productions, Inc., ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In connection with such agreements, as consideration for the assignments, Mr. Foreman and GFPI were issued membership interests in Ventures, which membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five (35%), or approximately 1,799,753 shares, of the fully-diluted shares of common stock of the Company, and the Company changed its name from MM Companies, Inc. to George Foreman Enterprises, Inc. On a fully converted basis, there would be 5,357,151 shares of common stock of the Company outstanding.

On August 15, 2005, the Board fixed the number of directors that constitute the Board at six. The Board appointed Efrem Gerszberg, the president of the Company, to serve as a director. Mr. Foreman was chosen to serve as Co-Chairman of the Board. Seymour Holtzman, formerly the sole Chairman of the Board, was selected to serve as Co-Chairman and Chief Executive Officer of the Company. George Foreman, Jr. was selected to serve as a director and Jesse Choper was to continue to serve as a director of the Board. A sixth person was expected to be added to the Board in the near future.

At September 30, 2005, the Company had $3,558,689 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The increase in cash and cash equivalents is the result of proceeds of $922,659 on the sale of precious metal in January 2005, offset by operational expenses. Additionally, the Company can give no assurance that the Company's cash and cash equivalents are sufficient to satisfy its obligations over the longer term; however, the Company expects to be able to meet its cash requirements for the next three years. The Company believes these requirements will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with the Foreman transaction.

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to Ventures. Mr. Foreman has entered into numerous licensing, endorsement and other agreements over the last decade, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures. In addition, the United States Patent and Trademark Office ("the "PTO") may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name. Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.

The Investment Company Act of 1940 provides a set of regulations for companies that are or that hold themselves out as being engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. As a result of the Company's lack of an operating business, the significant cash balance as a percentage of the Company's total assets and its then trading activities, for a period of time prior to the consummation of the Foreman transaction, the Company may have inadvertently become an investment company under the Investment Company Act. Notwithstanding the foregoing, the Company believes that at all relevant times prior to the date of consummation of the Foreman transaction, the Company has not been subject to regulation as an investment company under the Investment Company Act.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. All significant intercompany balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by Jewelcor Management, Inc. ("JMI"). Seymour Holtzman, the Co-Chairman of the Board and Chief Executive Officer of the Company, together with his wife, indirectly own a majority interest of JMI. JMI, together with certain affiliated entities and individuals, beneficially owns approximately 43% of the Company's outstanding common stock. The Company had $3,346,931 in three money market accounts at September 30, 2005, which are not insured.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect on interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. Unexercised stock options to purchase shares of the Company's common stock as of September 30, 2005 were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 as the computation would be anti-dilutive.

On August 15, 2005, the Company issued 215,000 options at an exercise price of $1.08 per share to key and non-key Company employees and non-employee members of its Board of Directors. The options vest on November 15, 2005 and expire ten years after the initial grant date. In accordance with an election under generally accepted accounting principles for stock options no compensation cost has been recorded for the stock options in the accompanying consolidated financial statements. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan, the net loss and loss per share would have been reduced to the proforma amounts disclosed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(8,821,764)	$(223,661)	$(9,263,991)	$(526,909)
Proforma	(8,849,007)	(223,661)	(9,291,234)	(526,909)

Loss per common share
As reported
Basic	$(2.82)	$(0.07)	$(2.68)	$(0.16)

Proforma
Basic	$(2.82)	$(0.07)	$(2.69)	$(0.16)

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
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Comprehensive income (loss):
Net loss	$(8,821,764)	$(223,661)	$(9,263,991)	$(526,909)
Reversal of previously recorded unrealized gain on gain on investment in available-for-sale Securities	-		-	(189,516)

Unrealized gain on investment in available-for-sale securities	-	-	-	-

	$(8,821,764)	223,661)	$(9,263,991)	$(716,425)

Net Income (Loss) Per Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income (loss) of the Company. Diluted net income (loss) per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. Unexercised stock options to purchase shares of the Company's common stock as of September 30, 2005 were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 because the options' exercise price was greater than the average market price of the Company's common stock.

3. TIME DEPOSIT

On May 2, 2005, in connection with the Assignment and Termination Agreement (see Note 7 below) the Company opened a certificate of deposit for $333,000 with Wachovia Bank. The deposit accrues interest at a rate of 3.81% per annum with a maturity date of July 15, 2007. Unpaid interest of $5,333 had been accrued at September 30, 2005.

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

6. OTHER ASSETS

On August 15, 2005, the Company and Ventures, a newly-formed subsidiary of the Company, entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. The initial capital contribution of intellectual property by Mr. Foreman and George Foreman Productions, Inc. was valued for consolidated financial statement purposes at $0.

7. LEASE COMMITMENTS

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

8. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Mr. Foreman and GFPI have a combined 15% interest in George Foreman Ventures LLC, a newly-formed subsidiary of the Company. The minority interest's portion of the Venture's loss has been included in the consolidated financial statements of the Company because no member of the Venture shall be obligated to restore a deficit of their capital account.

9. MANDATORILY REDEEMABLE FINANCIAL INSTRUMENT OF THE SUBSIDIARY OF THE COMPANY

In connection with the agreements with Mr. Foreman, Mr. Foreman and GFPI were issued membership interests in Ventures, which membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five (35%), or approximately 1,799,753 shares, of the fully-diluted shares of common stock of the Company. These financial instruments are valued at the market value through the vesting period. At September 30, 2005, these shares were at $8,278,864.

10. RELATED PARTY TRANSACTIONS

Beginning May 19, 2004, JMI (now the beneficial owner, together with certain affiliated entities and individuals, of approximately 43% of the Company's common stock) provided the Company with certain legal, accounting, consulting, management, and other services similar to those which had been previously provided by Barington Capital Group, L.P., which is affiliated with a former shareholder. On June 10, 2004, the Company retained JMI to serve as a consultant for $21,500 per month. The Company also approved payment at the rate of $21,500 per month to JMI for serving as consultant from May 19, 2004 through June 10, 2004. After the Foreman transaction, the Company reduced the monthly consulting fee to $4,167, effective August 15, 2005. The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a company controlled by Mr. Holtzman. JMI had also made available to the Company the services of a JMI employee to serve as the Chief Financial Officer of the Company. In addition, the Company paid $5,000 per month to Mr. Holtzman for services performed as the sole Chairman of the Board and Chief Executive Officer through August 15, 2005. Effective August 15, 2005, Mr. Holtzman, as Co-Chairman of the Board, and Mr. Anderson, as Chief Financial Officer became employees of the Company. Mr. Foreman, as Co-Chairman of the Board, receives a monthly payment from Ventures for his services beginning August 15, 2005.

11. STOCK APPRECIATION RIGHTS

On December 31, 2002, the Company issued 185,000 stock appreciation rights to each of Seymour Holtzman and James Mitarotonda. Each stock appreciation right provided that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceed $1.852. The rights were exercisable immediately and expired on December 31, 2007. Mr. Mitarotonda transferred his rights to Mr. Holtzman on May 19, 2004 pursuant to the terms of the Securities Purchase Agreement. As a result of the transfer Mr. Holtzman owned 370,000 stock appreciation rights. The Board of Directors approved Mr. Holtzman's relinquishment of all right, title and interest in the foregoing stock appreciation rights on November 15, 2005, resulting in a savings to the Company of $1,016,760 based on the market price of the stock on September 30, 2005.

12. CONTINGENT CONSIDERATIONS

Unless the market capitalization of the Company shall have equaled or exceeded twenty million dollars on any one or more occasions prior to August 15, 2008, the Company shall issue to Foreman a new series of preferred stock of the Company having an aggregate liquidation preference of one million dollars bearing dividends at a rate of 8% per annum.

13. SUBSEQUENT EVENTS

On November 15, 2005, the Board of Directors of the Company approved the issuance of a grant of 129,500 stock options to Mr. Foreman and 240,500 stock options to Mr. Holtzman at an exercise price of $3.80 per share. The stock options are immediately exercisable and expire on November 15, 2015.

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

Thereafter, the Board determined to seek to pursue one or more potential acquisitions of other publicly traded or privately held companies or significant interests in such companies, with a view to refocusing the Company's strategic direction. On August 15, 2005, the Company and George Foreman Ventures LLC, a newly-formed subsidiary of the Company, entered into a series of agreements with George Foreman and George Foreman Productions, Inc., pursuant to which, among other things, Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In connection with such agreements, as consideration for the assignments, Foreman was issued membership interests in Ventures, which membership interests will be exchangeable into approximately thirty-five (35%), or approximately 1,799,753 shares, of the fully-diluted shares of common stock of the Company, and the Company changed its name to George Foreman Enterprises, Inc.

On August 15, 2005, the Board fixed the number of directors that constitute the Board at six. The Board appointed Efrem Gerszberg, the president of the Company, to serve as a director. George Foreman is to serve as Co-Chairman of the Company. Seymour Holtzman was selected to serve as Co-Chairman and Chief Executive Officer of the Company and George Foreman, Jr. and Jesse Choper were to serve as directors. A sixth person was expected to be added to the Board in the near future.

The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman and his wife and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a Company controlled by Mr. Holtzman. JMI is now the beneficial owner of approximately 43% of the Company's common stock, and Mr. Holtzman is the Co-Chairman of the Board and Chief Executive Officer of the Company. JMI had also made available to the Company through August 15, 2005 the services of JMI related-company employees to serve as the Chief Financial Officer and Secretary of the Company/General Counsel, and provides the Company with certain legal, accounting, consulting, management and other services. Effective August 15, 2005, Mr. Holtzman became an employee of the Company along with the Chief Financial Officer and the Secretary-General Counsel.

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

Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion with a purchase price of $4,028,115. The Company borrowed approximately $1.9 million secured by that gold bullion, which has since been repaid from the proceeds of the sale of some of the gold bullion. As a result, "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), and the Company believes that it was no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company had purchased gold bullion, and "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), the Company could have been deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities.

The Company believes that, at all relevant times prior to the consummation of the Foreman transaction, it has either not been an investment company as defined in the Investment Company Act, or it has been a "transient investment company" exempt from the Investment Company Act. The Company believes that because of the character of its assets, it did not fall within the definition of an investment company.

On August 15, 2005, the Company consummated the Foreman transaction, which the Company believes, among other things, should also reduce any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities. A determination by the SEC that the Company was in fact an unregistered investment company could have a material adverse effect on the Company's business.

Plan of Operations

As of September 30, 2005, the Company had $3,558,689 in cash and cash equivalents. The Company expects to experience negative cash flows for the foreseeable future. The Company has not generated any operating revenue for the last three years. The Company can give no assurance that the Company's cash and cash equivalents are sufficient to satisfy its obligations over the longer term; however, the Company expects to be able to meet its cash requirements for the next three years. The Company believes these requirements will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as the expenses associated with the Foreman transaction.

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Foreman has assigned to Ventures. Foreman has entered into numerous licensing, endorsement and other agreements over the last decade, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures. In addition, the United States Patent and Trademark Office ("the "PTO") may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name. Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.

Results of Operations

REVENUE   Revenue for the three and nine months ended September 30, 2005 was $33,480 and $336,562, respectively, compared to $19,930 and $348,985, respectively, for the three and nine months ended September 30, 2004. This year's revenue includes the sale of 2,200 ounces of gold in January 2005 resulting in gains of $235,489. Last year's revenue included a gain of $300,468 on the sale of available-for-sale securities. Interest income was $33,480 and $101,073, respectively, for the three and nine months ended September 30, 2005 compared to $19,930 and $48,517, respectively, for the three months and nine months ended September 30, 2004. The increase in interest income this year is due to investing the proceeds from the available-for-sale securities and precious metals into interest-bearing money market accounts.

GENERAL AND ADMINISTRATIVE EXPENSES   During the three and nine months ended June 30, 2005, general and administrative expenses primarily consisted of compensation expenses, professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses were $8,855,244 and $9,320,060 for the three and nine months ended September 30, 2005, respectively, and $243,591 and $875,894, respectively, for the three and nine months ended September 30, 2004. The increase in general and administrative expenses for the three months ended September 30, 2005 is the result of compensation expense recorded in connection with the mandatorily redeemable financial instrument of the subsidiary of the Company.

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

Liquidity and Capital Resources

Net cash used in operating activities was ($531,695) for the nine months ended September 30, 2005, compared to net cash used of ($688,407) for the nine months ended September 30, 2004. Net cash used for the nine months ended September 30, 2005, primarily reflects the Company's net loss for the period and the gain on the sale of precious metal offset by the add-back of the mandatorily redeemable financial instrument of the subsidiary of the Company and the leasehold obligation, to be paid beginning June 2006, and the increase in accounts payable. Net cash used for the nine months ended September 30, 2004, primarily reflects the Company's net loss for the period and the gain on the sale of available-for-sale securities.

Cash provided by investing activities was $589,659 for the nine months ended September 30, 2005 and included the proceeds from the sale of the precious metal of $922,659 less the amount paid of $333,000 to open a time deposit.

At September 30, 2005, the Company had $3,558,689 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. The increase in the cash and cash equivalents is the result of the sale of the gold bullion. The Company expects to be able to meet its cash requirements for the next three years. The Company believes these requirements will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) as well as expenses associated with the Foreman transaction.

Item 3. Controls and Procedures

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On December 31, 2002, the Company issued 185,000 stock appreciation rights to each of Seymour Holtzman and James Mitarotonda. Each stock appreciation right provided that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceed $1.852. The rights were exercisable immediately and expired on December 31, 2007. Mr. Mitarotonda transferred his rights to Mr. Holtzman on May 19, 2004 pursuant to the terms of the Securities Purchase Agreement. As a result of the transfer Mr. Holtzman owned 370,000 stock appreciation rights. The Board of Directors approved Mr. Holtzman's relinquishment of all right, title and interest in the foregoing stock appreciation rights on November 15, 2005, resulting in a savings to the Company of $1,016,760 based on the market price of the stock on September 30, 2005.

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