Form 10KSB
period 2005-12-31
George Foreman Enterprises Inc
filed 2006-03-31
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _________________.

COMMISSION FILE NUMBER: 000-26585

GEORGE FOREMAN ENTERPRISES, INC.

(Name of Small Business Issuer as Specified in Its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation)	54-1811721 (I.R.S. Employer Identification No.)
100 N. WILKES-BARRE BLVD, 4TH FLOOR, WILKES-BARRE, PA (Address of Principal Executive Office)	18702 (Zip Code)

Issuer's telephone number, including area code (570) 822-6277

Securities registered pursuant to Section 12(b) of the Securities Act: None.

Securities registered pursuant to Section 12(g) of the Securities Act: Common stock, par value $.01 per share.

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act [ ].

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [  ] No [X].

The issuer had revenues of $364,000 for its most recent fiscal year.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $11,971,982 as of March 29, 2006, based upon the closing price of such equity as of such date.

As of March 29, 2006, 3,289,006 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

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

ITEM 1. BUSINESS

The Company was formed in Delaware on April 23, 1996. On January 3, 2001, the Board of Directors of George Foreman Enterprises, Inc., (as used herein, the "Company" or "we"), as then constituted voted unanimously to cease operations of its Internet-based custom CD-marketing business as the Board concluded that this business no longer represented a viable alternative to provide maximum value to the Company's stockholders. In connection with the Company's cessation of its Internet-based custom CD-marketing business, the Company sold all of the Company's remaining furniture and equipment

On August 15, 2005 the Company and George Foreman Ventures, LLC ("Ventures"), a newly formed subsidiary of the Company, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI" and collectively with George Foreman, "Foreman") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In connection with these agreements, as consideration for the assignments, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. The Company also changed its name from MM Companies, Inc. to George Foreman Enterprises, Inc. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,777,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of March 29, 2006.

In connection with these agreements, on August 15, 2005, the Board fixed the number of directors that constitute the Board at six. The Board appointed Efrem Gerszberg, the president of the Company, to serve as a director. Mr. Foreman was chosen to serve as Co-Chairman of the Board. Seymour Holtzman, formerly the sole Chairman of the Board, was selected to serve as Co-Chairman and Chief Executive Officer of the Company. George Foreman, Jr. was selected to serve as a director and Jesse Choper was to continue to serve as a director. A sixth person is expected to be added to the Board in the near future.

On February 25, 2002 the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's common stock. Shares of common stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions and regulatory compliance.

At December 31, 2005, the Company had $2,943,056 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than three years. The Company believes its current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to Ventures. Mr. Foreman has entered into numerous licensing, endorsement and other agreements over the last decade, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures. In addition, the United States Patent and Trademark Office (the "PTO") may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name. Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.

On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001. The Company relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one year "safe harbor". Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet, which has since been repaid. As a result of such acquisition, "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), and the Company believed that it was no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased such gold bullion and therefore "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), the Company could be deemed an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities. In 2004, the Company divested itself of any investment securities. In January 2005, the Company sold all of its remaining gold position.

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

As of December 31, 2005, the Company and its Subsidiary had six employees.

The Company has arranged with Jewelcor Management, Inc. ("JMI") for JMI to provide the Company, beginning May 19, 2004, with certain legal, accounting, consulting, management and other services. JMI received a fee of $21,500 per month for such services in accordance with their consulting agreement through August 15, 2005. Effective August 15, 2005, this monthly fee was reduced to $4,167.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal executive offices are located in Wilkes-Barre, Pennsylvania, in a space leased by JMI from Mr. Holtzman and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of our Common Stock.

The Company's common stock is traded on the over-the-counter bulletin board ("OTC-BB") under the symbol "GFME.OB"

At March 29, 2006 the Company had 3,289,006 shares of common stock outstanding, held by 54 shareholders of record. This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by the OTC-BB for the periods stated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2004 Quarterly Period	High Bid	Low Bid
First Quarter	$1.70	$1.25
Second Quarter	$1.62	$1.40
Third Quarter	$1.49	$1.20
Fourth Quarter	$1.40	$1.15
2005 Quarterly Period
First Quarter	$1.30	$1.21
Second Quarter	$1.21	$1.16
Third Quarter	$5.44	$1.01
Fourth Quarter	$5.10	$3.15

On March 29, 2006, the last sale price of our common stock on the OTC-BB was $ 3.64 per share.

Recent Sales of Unregistered Shares.

On August 15, 2005, as consideration for the assignment of certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, Foreman was issued membership interests in Ventures, which membership interests will be exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. Additionally, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Board. The membership interests and the Series A Preferred Stock were issued in private transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. The membership interests are exchangeable, at Foreman's option, into shares of the Company's common stock at any time, or from time to time, on or after the date that is six (6) months after the date of issuance, at an exchange rate determined in accordance with the provisions of an investor rights agreement by and among the Company and Ventures, on the one hand, and Mr. Foreman and GFPI on the other hand.

Issuer Purchases of Equity Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained in Item 7 of this Form 10-KSB.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Company's net sales, cost of sales, sales and marketing expenses, operating and development expenses, and depreciation and amortization expense were zero for the years ended December 31, 2005 and 2004. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continued to pursue the potential acquisition of other businesses. The Foreman transaction consummated in August of 2005 has yet to impact sales, or marketing, and development expenses.

General and administrative expenses were $10,196,533 for the year ended December 31, 2005, compared to $1,130,944 for the year ended December 31, 2004. General and administration expenses primarily consisted of professional fees, related expenses for marketing and accounting personnel and Directors and Officers insurance, as well as other general corporate expenses. The increase in general and administrative expenses was primarily due to the treatment of the membership interests in Ventures received by Mr. Foreman and GFPI, valued at $8,818,790. Payroll and related expenses increased by $259,000 in 2005 as a result of Mr. Holtzman, Mr. Foreman, Jr., Mr. Foreman III, Mr. Anderson and Mr. Huffsmith being hired on August 15 in connection with the Foreman transaction. At the same time, consulting fees to Jewelcor Management, Inc. were reduced from $21,500 to $4,167 per month. Consulting fees decreased from $146,000 in 2004 to $82,000. Legal fees increased by $301,000 due to fees related to the Foreman transaction. Insurance expense decreased from $249,000 in 2004 to $131,000 as a result of a reduction in Directors and Officers liability insurance premiums. Policy year premiums decreased from $192,500 for the year beginning July 1, 2004 to $70,000 for the year beginning July 1, 2005.

Interest and dividend income was $128,817 for the year ended December 31, 2005, compared to $70,562 for the year ended December 31, 2004. Other income was $235,489 for the year ended December 31, 2005, compared to $300,468 for the year ended December 31, 2004. Other income in 2005 consisted of realized gains on the sale of gold bullion of $235,489. Other income in 2004 consisted of realized gains on the sale of shares of LQ and Dynabazaar. The Company incurred an expense of $280,492 in 2005 as part of a negotiated settlement in connection with a dispute related to a lease agreement for 7,566 square feet of general office space located in New York City, which expires in February 2010.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company's net sales, cost of sales, sales and marketing expenses, operating and development expenses, and depreciation and amortization expense were zero for the years ended December 31, 2004 and 2003. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continued to pursue the potential acquisition of other businesses.

General and administrative expenses were $1,130,944 for the year ended December 31, 2004, compared to $877,325 for the year ended December 31, 2003. General and administration expenses primarily consisted of professional fees, related expenses for accounting and administrative personnel and Directors and Officers insurance, as well as other general corporate expenses. Included in general and administrative expenses were significant legal fees related to potential acquisition candidates. Insurance expense decreased from $322,000 in 2003 to $249,000 as a result of a reduction in Directors and Officers liability insurance premiums. Policy year premiums decreased from $306,000 for the year beginning July 1, 2003 to $192,500 for the year beginning July 1, 2004. Directors fees increased to $58,000 in 2004 from $31,500 in 2003 due to a change on July 30, 2003 from a stock/option based compensation plan to a cash based compensation plan. Collection fees of $29,000 were incurred in 2004 in connection with the Rick Smith note receivable.

Interest and dividend income was $70,562 for the year ended December 31, 2004, compared to $238,943 for the year ended December 31, 2003. There was no dividend income in 2004: dividend income in 2003 included $190,318 related to the cash distribution from the Company's investment in LQ Corporation Inc. The LQ investment was sold in May 2004. Other income was $300,468 for the year ended December 31, 2004, compared to $903,253 for the year ended December 31, 2003. Other income in 2004 consisted of realized gains on the sale of shares of LQ and Dynabazaar as a result of the Securities Purchase Agreement. Other income in 2003 consisted of realized gains on the sale of gold bullion of$236,000, a gain relating to the cash distribution from the Company's investment in a limited liability company holding shares of common stock of Dynabazaar, Inc. of $418,000 and a recovery of a note receivable settlement of $250,000.

Critical Accounting Policies and Estimates

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application as contemplated by FRR 60 based on our current state of operations. For a summary of all of the Company's significant accounting policies, including the accounting policies the Company believes to be critical, see Note 2 to the accompanying consolidated financial statements based on the Company's current activities.

Operating Lease Accruals

The Company has vacated possession of its premises subject to operating leases. See also Item 2, Part 1, of this Form 10-KSB.

Liquidity and Capital Resources

Net cash used in operating activities was $(1,147,328) for the year ended December 31, 2005. The cash used resulted from the Company's loss of $(10,112,719) and a $235,489 gain on the sale of precious metals, which was offset by an unpaid lease obligation of $291,278 and compensation expense of $8,818,790. Cash provided in investing activities included proceeds from the sale of precious metals of $922,659 less the purchase of a time deposit of $333,000.

On February 25, 2002, the Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company's common stock. Shares of common stock are expected to be purchased from time to time in open market transactions and privately negotiated transactions, subject to availability and price, prevailing market and business conditions, and regulatory compliance.

At December 31, 2005, the Company had $2,943,056 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company expects to experience negative cash flows for the foreseeable future. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than three years. The Company believes its current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand. To the extent that management of the Company moves forward on developing the Foreman brand, it may have a significant impact on our liquidity.

On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001. The Company relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one-year "safe harbor."

Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet and has since been repaid. As of December 31, 2005, the Company has fully divested its gold position. As a result of such acquisition, "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), and the Company believed that it was no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased gold bullion, and "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities. In 2004, the Company divested itself of any investment securities. In January 2005, the Company sold all of its remaining gold position.

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

The consummation of the Foreman agreements may, among other things, eliminate any concern that it may be deemed to be primarily engaged in the business of investing, reinvesting or trading in securities. A determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business. An unregistered investment company can be prohibited from, among other things, engaging in interstate commerce.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	13
Consolidated Balance Sheets
As of December 31, 2005 and 2004	14
Consolidated Statements of Operations
For the years ended December 31, 2005 and 2004	15
Consolidated Statements of Comprehensive Loss
For the years ended December 31, 2005 and 2004	16
Consolidated Statements of Stockholders' Equity (Deficiency)
For the years ended December 31, 2005 and 2004	17
Consolidated Statements of Cash Flows
For the years ended December 31, 2005 and 2004	18
Notes to Consolidated Financial Statements	19

Report of Independent Registered Public Accounting Firm

George Foreman Enterprises, Inc.

Wilkes-Barre, Pennsylvania

We have audited the accompanying consolidated balance sheets of George Foreman Enterprises, Inc. (the "Company") and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficiency) and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of George Foreman Enterprises, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

KRONICK KALADA BERDY & CO.

Kingston, Pennsylvania

March 15, 2006

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$2,943,056	$3,500,725
Accrued interest receivable	8,626	-
Precious metal	-	687,170
Note receivable, current portion	76,087	78,261
Prepaid expenses and other current assets	36,500	102,782
Total current assets	3,064,269	4,368,938
Note receivable, less current portion	-	76,087
Time deposit	333,000	-
Other assets	517	798
Total assets	$3,397,786	$4,445,823

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities,
Accounts payable and accrued expenses	$116,439	$161,825
Lease obligation, current portion	19,200	-
	135,639	161,825
Long-term liabilities,
Mandatorily redeemable financial instrument of the Subsidiary of the Company	8,818,790	-
Lease obligation, net of current portion	272,078	-
Total liabilities	9,226,507	161,825

Stockholders' equity (deficiency):
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding, 2005	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at December 31, 2005 and 2004 and 3,289,006 shares outstanding at December 31, 2005 and 2004	33,585	33,585
Additional paid-in capital	185,457,862	185,457,862
Deficit	(191,228,635)	(181,115,916)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity (deficiency)	(5,828,721)	4,283,998

Total liabilities and stockholders' equity (deficiency)	$3,397,786	$4,445,823

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	2005	2004
Operating expenses,
General and administrative	$10,196,533	$1,130,944
Loss from operations	(10,196,533)	(1,130,944)

Other income (expense):
Interest and dividend income, net of interest expense of $10,785 in 2005	128,817	70,562
Lease obligation	(280,492)	-
Gain on sale of precious metal	235,489	-
Gain on sale of available-for sale securities	-	300,468
Total other	83,814	371,030

Net loss available to common stockholders	$(10,112,719)	$(759,914)

Basic and diluted net loss per common share	$(3.07)	$(0.23)

Weighted average shares outstanding	3,289,006	3,289,006

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

	2005	2004
Comprehensive loss:
Net loss	$(10,112,719)	$(759,914)
Unrealized gain in investment in available-for-sale securities	-	110,952
Reclassification adjustment for gains included in net income	-	(300,468)

Total comprehensive loss	$ (10,112,719)	$ (949,430)

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficiency)

For the Years Ended December 31, 2005 and 2004

	Common Stock	Additional Paid-In	Accumulated Other Comprehensive		Accumulated	Treasury
	Shares	Amount	Capital	Income	Deficit	Stock	Total
Balance at December 31, 2003	3,358,444	$ 33,585	$185,457,862	$189,516	$ (180,356,002)	$(91,533)	$5,233,428
Unrealized holding gain on available-for-sale securities				110,952			110,952
Reclassification adjustment for gains included in net income				(300,468)			(300,468)
Net loss					(759,914)		(759,914)
Balance at December 31, 2004	3,358,444	33,585	185,457,862	0	(181,115,916)	(91,533)	4,283,998
Net loss					(10,112,719)		(10,112,719)
Balance at December 31, 2005	3,358,444	$ 33,585	$185,457,862	$ 0	$(191,228,635)	$ (91,533)	$ (5,828,721)

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,112,719)	$(759,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on available-for-sale securities	-	(300,468)
Gain on sale of precious metal	(235,489)	-
Changes in operating assets and liabilities:
Note receivable	78,261	95,652
Accrued interest receivable	(8,626)	-
Prepaid expenses and other current assets	66,282	59,491
Accounts payable and accrued expenses	(45,386)	86,859
Lease obligation	291,278	-
Mandatorily redeemable financial instrument of the Subsidiary of the Company	8,818,790	-
Other assets	281	(798)
Net cash used in operating activities	(1,147,328)	(819,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of precious metal	922,659	-
Purchase of time deposit	(333,000)	-
Proceeds from available-for-sale securities	-	508,077
Net cash provided by investing activities	589,659	508,077

Net decrease in cash and cash equivalents	(557,669)	(311,101)
Cash and cash equivalents at beginning of year	3,500,725	3,811,826
Cash and cash equivalents at end of year	$2,943,056	$3,500,725

Supplemental disclosure:
Income taxes paid	$0	$0
Interest paid	$0	$0

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY
Notes to CONSOLIDATED Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1. ORGANIZATION

THE COMPANY

On January 3, 2001, the Board of Directors of George Foreman Enterprises, Inc. (the "Company"), as then constituted, voted unanimously to cease the operations of its Internet-based custom CD-marketing business. The Board concluded at that time that the business no longer represented a viable alternative to provide maximum value to the Company's stockholders

On August 15, 2005 the Company and George Foreman Ventures, LLC ("Ventures"), a newly formed subsidiary of the Company, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In connection with these agreements, as consideration for the assignments, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. The Company also changed its name from MM Companies, Inc. to George Foreman Enterprises, Inc. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors of the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,777,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of March 29, 2006.

On August 15, 2005, the Board fixed the number of directors that constitute the Board at six. The Board appointed Efrem Gerszberg, the president of the Company, to serve as a director. Mr. Foreman was chosen to serve as Co-Chairman of the Board. Seymour Holtzman, formerly the sole Chairman of the Board, was selected to serve as Co-Chairman and Chief Executive Officer of the Company. George Foreman, Jr. was selected to serve as a director and Jesse Choper was to continue to serve as a director of the Board. A sixth person is expected to be added to the Board in the near future.

At December 31, 2005, the Company had $2,943,056 in cash and cash equivalents compared to $3,500,725 at December 31, 2004. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than three years. The Company believes its current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by JMI, which is wholly owned by a Co-Chairman of the Board of the Company. The Company has $2,582,000 invested in a money market account at December 31, 2005, which is not insured. In addition, the Company has $489,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities and for tax carry-forwards that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences or carry-forwards are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the date of grant (see Note 7).

On August 15, 2005, Mr. Foreman and GFPI were issued membership interests in Ventures, which membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares of fully-diluted shares of common stock of the Company on or after February 15, 2006. This obligation was recorded as a liability pursuant to Statement in Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The recorded amount was calculated by the number of shares to be issued multiplied by the then fair market value of the common stock upon issuance of the financial instrument. Upon each succeeding balance sheet date, the liability is updated for the current fair market value of the shares. The offset is to compensation expense.

NET LOSS PER SHARE

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the loss of the Company. Diluted net loss per share excludes unexercised stock options as the computation would be anti-dilutive. Unexercised stock options to purchase 758,392 and 91,892 shares of the Company's common stock as of December 31, 2005 and 2004, respectively, were excluded in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the Company's common stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

3. PRECIOUS METAL

In August 2002, the Company acquired 12,900 ounces of gold bullion for a purchase price of $4,028,115. During 2003, the Company sold an aggregate of 10,700 ounces of gold bullion with a cost basis of $3,340,945 for approximately $3,887,000. Approximately $1.9 million of the 2003 proceeds were used to pay off its outstanding liability, which was secured by the gold bullion as of December 31, 2002. As of December 31, 2004 and 2003 the Company owned 2,200 ounces of gold bullion. During 2005, the Company sold these 2,200 ounces of gold bullion for $922,659 and realized a gain of $235,489.

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

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2005 and 2004 were $36,500 and $102,782, respectively. A portion of the balance at December 31, 2005 and 2004 is comprised of approximately $35,000 and $96,000, respectively, in prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

6. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord is substantially equivalent to that payable under the Prime Lease. The Company entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company will pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the balance sheet. A letter of credit for $333,000, collateralized by a time deposit in that amount, has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit in an amount equal to $90,792 on each anniversary beginning on June 30, 2007.

7. STOCK OPTION PLAN

The 1996 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the stockholders in 1996. The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing key people with incentives to contribute to the growth and financial success of the Company. The aggregate number of shares of common stock for which options may be granted under the Plan shall not exceed 6,500,000 shares as voted on by a majority of the stockholders during the 2000 annual stockholder meeting. Additional information with respect to stock option activity is summarized as follows:
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	91,892	$28.24	91,892	$28.24
Options granted	705,000	3.13	-	-
Options canceled or expired	38,500	59.40	-	-
Outstanding at end of year	758,392	$3.31	91,892	$28.24
Exercisable at end of year	688,392	$3.17	91,892	$28.24

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/05	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable as of 12/31/05	Weighted-Average Exercise Price
$1.08	215,000	9.63	$1.08	215,000	$1.08
$1.36	7,500	2.58	$1.36	7,500	$1.36
$2.02	7,500	0.06	$2.02	7,500	$2.02
$2.10	27,500	0.36	$2.10	27,500	$2.10
$3.80	370,000	9.88	$3.80	370,000	$3.80
$4.72	120,000	10.01	$4.72	50,000	$4.72
$20.70	10,892	2.89	$20.70	10,892	$20.70
	758,392	9.21	$3.31	688,392	$3.17

On August 15, 2005, the Company issued 215,000 options at an exercise price of $1.08 per share to Company employees and a non-employee member of its Board of Directors. The options vested on November 15, 2005 and expire ten years after the initial grant date. On November 15, 2005, the Company issued 370,000 immediately exercisable options at an exercise price of $3.80 per share to Mr. Holtzman and Mr. Foreman. On December 27, 2005, the Company issued 120,000 options at an exercise price of $4.72 per share to Company employees, 50,000 of which vested immediately and 70,000 of which vested on January 3, 2006. The options expire ten years after the initial grant date. In accordance with an election under generally accepted accounting principles for stock options no compensation cost has been recorded for the stock options in the accompanying consolidated financial statements. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan, the net loss and loss per share would have been increased to the proforma amounts disclosed below:

	For the Year Ended
	December 31,
	2005	2004
Net loss:
As reported	$(10,112,719)	$(759,914)
Add:
Total stock based compensation expense determined under fair value method for all awards, net of related tax effect	(1,160,152)	-
Proforma	$(11,272,871)	$ (759,914)

Loss per common share
As reported
Basic	$(3.07)	$(0.23)
Proforma
Basic	$(3.43)	$(0.23)

On December 31, 2002, the Company issued a stock appreciation right for 185,000 shares to each of James Mitarotonda and Seymour Holtzman. Under the terms of a Stock Purchase Agreement, Mr. Mitarotonda transferred to Mr. Holtzman his stock appreciation right for 185,000 shares of the Company. The stock appreciation right provided that it may be exercised for cash in an amount equal to the excess value, if any, by which the market value of the shares on the date of exercise exceeds $1.852, as adjusted from time to time. The stock appreciation right was exercisable immediately and expired on December 31, 2007. The Board of Directors approved Mr. Holtzman's relinquishment of all right, title and interest in the foregoing stock appreciation rights on November 15, 2005, resulting in a savings to the Company of $1,016,760 based on the market price of the stock on September 30, 2005. No compensation expense was recorded for the six months ended June 30, 2005 nor during the year ended December 31, 2004, as the Company's stock price was lower than the stock appreciation right's exercise price.

On July 30, 2003 the Company changed from a stock/option based compensation plan to a cash based compensation plan for directors. Directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment. Each director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

8. INCOME TAXES

At December 31, 2005, the Company had net operating loss carry-forwards of $92.5 million. The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carry-forwards will expire principally in the years 2021 through 2025. As the Company has not generated any operating revenues during recent years and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded. The change in the valuation allowance was $3,774,000 in 2005 and $315,171 in 2004. There was no current or deferred provision for income taxes for the years ended December 31, 2005 and 2004.

The remainder of the net operating loss carry-forward also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the net operating loss carry-forward therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

Net deferred tax assets consist of:
	December 31,
	2005	2004
Deferred tax assets
Stock compensation	$ 3,291,000	$ -
Net operating loss carry-forward	34,526,000	34,043,000
Deferred tax assets before valuation allowance	37,817,000	34,043,000
Less valuation allowance	(37,817,000)	(34,043,000)
Net deferred tax assets	$ -	$ -

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

	2005	2004
Expected federal tax benefit at federal statutory tax rate	$ (3,438,000)	$ (258,212)
Expected state benefit, net of federal benefit	(336,000)	(56,959)
Increase in valuation allowance	3,774,000	315,171
	$ -	$ -

9. RELATED PARTY TRANSACTIONS

Beginning May 19, 2004, JMI provided the Company with certain legal, accounting, consulting, management, and other services similar to those which had been previously provided by Barington Capital Group, L.P., which is owned by a former shareholder. On June 10, 2004, the Company retained JMI to serve as a consultant for $21,500 per month. The Company also approved payment at the rate of $21,500 per month to JMI for serving as consultant from May 19, 2004 through June 10, 2004. After the Foreman transaction, the Company reduced the monthly consulting fee to $4,167, effective August 15, 2005. The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a company controlled by Mr. Holtzman. JMI had also made available to the Company the services of a JMI employee to serve as the Chief Financial Officer of the Company. In addition, the Company paid $5,000 per month to Mr. Holtzman for services performed as the sole Chairman of the Board and Chief Executive Officer through August 15, 2005. Effective August 15, 2005, Mr. Holtzman, as Co-Chairman of the Board, and Mr. Anderson, as Chief Financial Officer, became employees of the Company. Mr. Foreman, Co-Chairman of the Board, received a monthly payment of $10,000 from Ventures for his services beginning August 15, 2005. For the years ended December 31, 2005 and 2004, the Company expensed approximately $214,000 and $404,000, respectively, in payments to related parties. Of these totals, $214,000 and $254,000 related to JMI for the years ended December 31, 2005 and 2004, respectively, while the remainder related to Barington.

10. SUBSEQUENT EVENTS

In January 2006, a wholly-owned subsidiary of the Company, George Foreman Management, Inc., was established. The employees of the Company and Ventures became employees of George Foreman Management, Inc.

ITEM 8 changes IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13-a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

Item 9 Directors and Executive Officers OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding the directors and executive officers of the Company.
Name	Age	Position
Seymour Holtzman	70	Director, Chief Executive Officer and Co-Chairman of the Board
George Foreman	57	Director and Co-Chairman of the Board
Efrem Gerszberg	32	Director and President
Jesse Choper	71	Director
George Foreman, Jr.	31	Director
Jeremy Anderson	36	Chief Financial Officer

Seymour Holtzman is Chief Executive Officer and Co-Chairman of the Board of the Company and has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., formerly a New York Stock Exchange company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and Chief Executive Officer of Gruen Marketing Corp, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has been the Chairman and Chief Executive Officer of each of the following entities: Jewelcor Management, Inc, an entity primarily engaged in investment and management services; C.D. Peacock, Inc., a prominent Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. In addition to the Company, Mr. Holtzman is currently a member of the Board of Directors and the Chairman of the Board of two other public companies: Casual Male Retail Group, Inc. (NASDAQ:CMRG) and Interland, Inc. (NASDAQ:INLD). Mr. Holtzman was appointed to the Board of Directors of Whitehall Jewellers, Inc. (JWLR.PK) on March 15, 2006. Mr. Holtzman is a shareholder activist and has been an investor in banks and savings and loans since 1972.

George Foreman, Sr. has served as the Co-Chairman of the Board of Directors of the Company since 2005.  In 1968, George Foreman won the Olympic Heavyweight Boxing Gold Medal.  In 1973 he became the Heavyweight Boxing Champion of the World, and regained that title in 1994 to become the oldest heavyweight champion in the history of the sport.  Mr. Foreman began the George Foreman Youth and Community Center in 1984, and has devoted his time and resources to the center for the past 20+ years.  Mr. Foreman is recognized as one of the greatest endorsers of all time.  The George Foreman Grill has sold well over 75 million units.  His current portfolio of products includes the George Foreman Grill, Z-trim, which is a fat replacement product, a clothing and shoe line by Casual Male Retail Group, Inc, watches by Elgin, and many more products.

Efrem Gerszberg is President of the Company and has served in such capacity since May 2004 and has served as a member of our Board of Directors since August 15, 2005. In addition to the Company, Mr. Gerszberg is currently a member of the Board of Directors of Interland, Inc. (NASDAQ:INLD). Since 2003, Mr. Gerszberg has been the Chief Operating Officer of Jewelcor Management, Inc. an entity primarily engaged in investment and management services. Prior to joining Jewelcor Management, Mr. Gerszberg worked as an attorney for the firm of Brach, Eichler, Rosenberg, Silver, Bernstein, Hammer & Gladstone. After Brach Eichler, Mr. Gerszberg worked as a proprietary trader of equities and futures at JP Capital LLC. Since its inception in 1993, Mr. Gerszberg has served on the Board of Directors and Strategic Advisory Panel of Ecko Unlimited, a privately held young men's apparel company. Mr. Gerszberg earned his Juris Doctor degree from Rutgers University School of Law.

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

George Foreman, Jr. has served as Senior Vice President and member of the Board of Directors of the Company since 2005.  Mr. Foreman also currently serves as Director of Corporate Relations and Planned Giving at Wiley College.  Prior to joining George Foreman Enterprises, Inc. Mr. Foreman was the Vice President of Strategic Management for The Knockout Group, and he worked as a senior marketing executive for Salton, Inc.  Mr. Foreman earned a Masters degree from Louisiana State University.

Jeremy Anderson, CPA is the Chief Financial Officer of the Company and served as a consultant in the position of Chief Financial Officer from August 2004 to August 2005. Mr. Anderson also serves as the Chief Financial Officer of Jewelcor Management, Inc. Before that, Mr. Anderson was the assistant Treasurer at Leslie Fay Companies, a women's apparel retailer. From 1997 to 2003, he worked in public accounting with Kronick Kalada Berdy & Co. P.C.

The current composition of the Board is consistent with the terms of the investor rights agreement by and among the Company and Ventures, on the one hand, and GF and GFPI on the other hand, under which the Board is to be comprised of (i) the two directors designated by the persons who were serving as directors of the Company immediately prior to the closing of the Foreman transaction; (ii) two directors selected by the holder of the Series A Preferred Stock; and (iii) two independent directors to be mutually agreed upon.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2005, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, except as follows: (i) George Foreman, Jr., a director of the Company, filed late a report on Form 4 on each of December 9, 2005 and January 3, 2006, each relating to his acquisition of certain options to purchase shares of common stock of the Company; and (ii) George E. Foreman III, a trustee of a trust which owns two shares of Series A Preferred Stock of the Company entitling him, with the other trustee thereto, to appoint two directors to the Company' s Board, filed late a report on Form 4 on each of December 9, 2005 and January 3, 2006, each relating to his acquisition of certain options to purchase shares of common stock of the Company.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Audit Committee Matters

The purpose of the audit committee is to assist our Board of Directors in the oversight of the integrity of the consolidated financial statements of the Company, the Company's compliance with legal and regulatory matters, the independent auditors' qualifications and independence, and the performance of the Company's independent auditors. The primary responsibilities of the audit committee are set forth in its charter, and include various matters with respect to the oversight of the Company's accounting and financial reporting process and audits of the consolidated financial statements of the Company on behalf of our Board of Directors.

The current member of the Company's audit committee is Jesse Choper. The Company's board has determined that Mr. Choper is an audit committee financial expert and that he is independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 10 Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for the years ended December 31, 2005, 2004 and 2003 for services rendered to the Company for each person who acted as the Company's chief executive officer during the year ended December 31, 2005 and its most highly compensated executive officer other than the chief executive officer serving as executive officer at December 31, 2005 (the "Named Executive Officers").

Summary Compensation Table
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus($) (d)	# of Options (g)

Seymour Holtzman, Chief Executive Officer and Co-Chairman of the Board (1)	2005 2004	$34,615 --	-- --	240,500 --
George Foreman, Co-Chairman of the Board (2)	2005	$45,000	--	129,500
Efrem Gerszberg, President (3)	2005	$91,973	--	165,000
George Foreman, Jr., Senior Executive Vice President (4)	2005	$51,923	--	57,500
Jeremy Anderson, Chief Financial Officer (5)	2005	$12,115	--	8,000

(1) Mr. Holtzman has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman was appointed Chief Executive Officer on May 19, 2004. Pursuant to the terms of a consulting agreement, the Company paid JMI for certain administrative services, including, but not limited to, the provision of an individual serving as the Company's Chief Executive Officer. Mr. Holtzman was therefore paid by JMI for his services through August 15, 2005. Effective August 15, 2005, he became an employee of the Company. Mr. Holtzman was granted 240,500 options on November 15, 2005, immediately exercisable at $3.80 and expiring on November 15, 2015.

(2) Mr. Foreman was appointed Co-Chairman of the Board on August 15, 2005. Mr. Foreman was granted 129,500 options on November 15, 2005, immediately exercisable at $3.80 and expiring on November 15, 2015.

(3) Mr. Gerszberg was appointed President on May 19, 2004. Mr. Gerszberg was granted 145,000 options on August 15, 2005, exercisable on or after November 15, 2005 at $1.08 and expiring on August 15, 2015. Mr. Gerszberg was also granted 20,000 options on December 27, 2005, exercisable on or after January 3, 2006 at $4.72 and expiring on December 27, 2015.

(4) Mr. Foreman, Jr. was appointed Sr. Executive Vice President on August 15, 2005. Mr. Foreman, Jr. was granted 7,500 options on August 15, 2005, exercisable on or after November 15, 2005 at $1.08 and expiring on August 15, 2015. Mr. Foreman, Jr. was also granted 50,000 options on December 27, 2005, 25,000 immediately exercisable and 25,000 exercisable on or after January 3, 2006 at $4.72 and expiring on December 27, 2015.

(5) Mr. Anderson was appointed Chief Financial Officer on August 16, 2004. Pursuant to the terms of a consulting agreement, the Company paid JMI for certain administrative services, including, but not limited to, the provision of an individual serving as the Company's Chief Financial Officer. Mr. Anderson was therefore paid by JMI for his services through August 15, 2005. Effective August 15, 2005, he became an employee of the Company. Mr. Anderson was granted 8,000 options on August 15, 2005, exercisable on or after November 15, 2005 at $1.08 and expiring on August 15, 2015

Aggregate Option Exercises in Fiscal Year 2005 and Year End Option Values

None of the Named Executive Officers exercised any stock options during 2005.
Name	Shares Acquired on Exercise	Value Realized	No. of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End (Market price of shares at FY-End less exercise price) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Seymour Holtzman	0	--	240,500	0	$264,550(1)	0
George Foreman	0	--	129,500	0	$142,450(1)	0
George Foreman, Jr.	0	--	32,500	25,000	$33,150(2)	$4,500(3)
Efrem Gerszberg	0	--	145,000	20,000	$553,900(4)	$3,600(3)
Jeremy Anderson	0	--	8,000	0	$30,560(4)	0

(1) The fair market value of our common stock on December 31, 2005 was $4.90 per share, the closing sales price per share as reported on that date on the Over-the-Counter Bulletin Board. The stock options had an exercise price of $3.80 per share.

(2) The fair market value of our common stock on December 31, 2005 was $4.90 per share, the closing sales price per share as reported on that date on the Over-the-Counter Bulletin Board. 7,500 of the stock options had an exercise price of $1.08 per share and 25,000 of the stock options had an exercise price of $4.72 per share.

(3) The fair market value of our common stock on December 31, 2005 was $4.90 per share, the closing sales price per share as reported on that date on the Over-the-Counter Bulletin Board. The stock options had an exercise price of $4.72 per share.

(4) The fair market value of our common stock on December 31, 2005 was $4.90 per share, the closing sales price per share as reported on that date on the Over-the-Counter Bulletin Board. The stock options had an exercise price of $1.08 per share.

Compensation of Directors

Directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment. Each director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

Employment Agreements and Consulting Agreements

Pursuant to the terms of a consulting arrangement, JMI provides the Company with the assistance of certain JMI employees and the use of office space and administrative services. In consideration of the foregoing, the Company pays JMI a $4,167 monthly fee. Ventures entered into an agreement with each of George Foreman, Jr. and George Foreman III on August 15, 2005 whereby each received a base annual salary of $150,000 for their services. The Subsidiary of the Company also entered into an agreement with George Foreman on August 15, 2005 granting him base annual compensation of $120,000 for his services.

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 29, 2006, by (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Executive Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 29, 2006, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors or executive officers not included in the table below do not hold Company securities.
Name and Address	Number of Shares	Percent of Total Shares Outstanding(1)
Officers and Directors
Jeremy Anderson	8,000(3)	*
Jesse Choper	29,159(4)	1%
George Foreman	1,929,253(5)	37%
George Foreman, Jr.	59,500(6)	2%
Efrem Gerszberg	195,000(7)	6%
Seymour Holtzman	1,841,047(2)	52%
All executive officers and directors as a group (6 persons)	4,061,959(8)	71%

* Less than 1%

(1)	Percentage of beneficial ownership is calculated assuming 3,289,006 shares of were outstanding on March 29, 2006.
(2)

Includes 190,313 shares acquired by the Holtzman Opportunity Fund, L.P., of which the general partner's sole member is SH Independence, LLC; and options to purchase 240,500 shares of common stock . Seymour Holtzman is the sole member of SH Independence, LLC.

(3)	Includes options to purchase 8,000 shares of common stock.
(4)	Includes options to purchase 22,500 shares of common stock; and 6,659 shares of common stock.
(5)

Includes Mr. Foreman's and GFPI's membership interests of Ventures which can be, at Mr. Foreman's option, exchangeable into 1,799,753 shares of common stock of the Company; and options to purchase 129,500 shares of common stock.

(6)	Includes options to purchase 57,500 shares of common stock.
(7)	Includes options to purchase 165,000 shares of common stock.
(8)	See notes (2)-(7).

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders...............................................................	-	$ -	-
Equity compensation plans not approved by security holders.............................................	705,000	3.13	-
Total.........................................	705,000	$ 3.13	-

ITEM 12 Certain Relationships and Related Transactions.

Beginning May 19, 2004, JMI (formerly the beneficial owner of approximately 43% of the Company's common stock) provided the Company with certain legal, accounting, consulting, management, and other services similar to those of which had been provided by Barington prior to such date. On June 10, 2004, the Company retained JMI to serve as a consultant for a fee of $21,500 per month for such services. Under this arrangement, the Company's principal executive offices are in a space leased by JMI from the Chairman of the Board and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI. JMI had also made available to the Company the services of a JMI employee to serve as the Chief Financial Officer of the Company through August 15, 2005. In addition, the Company paid $5,000 per month, to Mr. Holtzman for services performed as the Chairman of the Board through August 15, 2005. Effective August 15, 2005, Mr. Holtzman became the Co-Chairman of the Board and an employee of the Company, the Chief Financial Officer became an employee of the Company and the Company's monthly payments to JMI were reduced to $4,167. The Company also pays Mr. Foreman $10,000 per month as part of his services agreement with Ventures.

ITEM 13. EXHIBITS.
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Ownership and Merger.(4)
3.3

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Preferred Stock.(4)

4.1	Form of Common Stock Certificate.(1)
4.2	Form of Series A Preferred Stock Certificate.
10.1	The Company's Amended Stock Option Plan.(1)
10.2	Stock appreciation rights agreement, dated as of December 19, 2002, between the Company and Seymour Holtzman.(2)
10.3	Code of ethics.(3)
10.4	Consulting agreement, dated as of June 10, 2004, between the Company and Jewelcor Management, Inc.(3)
10.5	Assignment Agreement, dated as of August 15, 2005, by and among George Foreman and George Foreman Productions, Inc., on one hand, and George Foreman Ventures LLC, on the other hand.(4)
10.6	Services Agreement dated as of August 15, 2005, by and between George Foreman Productions f/s/o George Foreman and George Foreman Ventures LLC.(4)
10.7	Registration Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc., on one hand, and George Foreman and George Foreman Productions, on the other hand.(4)
10.8

Investor Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc. and George Foreman Ventures LLC, on one hand, and George Foreman and George Foreman Productions, on the other hand.(4)

10.9	Amended and Restated Limited Liability Company Agreement of George Foreman Ventures LLC, dated August 15, 2005.(4)
10.10	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman, Jr.(4)
10.11	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman III.(4)
23.1	Consent of Kronick Kalada Berdy & Co., P.C.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously filed as an exhibit to the Company's registration statement on Form S-1, as amended and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company's Form 8-K filed on August 15, 2005 and incorporated herein by reference

ITEM 14. Principal Accountant Fees and Services.

Audit Fees

The Company's auditors, Kronick Kalada Berdy and Co, P.C. billed the Company $28,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2005. The Company's auditors, Kronick Kalada Berdy and Co, P.C. billed the Company $20,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2004. The Company's auditors billed the Company $3,000 for the independent reviews of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2005. The Company's previous auditors, Rothstein, Kass and Company, P.C. billed the Company $16,750 for the independent review of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2004, the six months ended June 30, 2004 and the nine months ended September 30, 2004.

Audit Related Fees

The Company's previous auditors, Rothstein, Kass and Company, P.C. billed the Company $6,500 in connection with the transition of auditors for the independent audit of the financial statements for the year ended December 31, 2005.

Tax Fees

Kronick Kalada Berdy and Co., P.C. billed the Company $1,735 for services rendered in connection with the review of the federal and state income tax returns for the year ended December 31, 2004.

All Other Fees

In August 2005, Kronick Kalada Berdy and Co., P.C. billed the Company $853 relating to consultations with management regarding the Foreman transaction.

Policy on Audit Committee Pre-Approval of
Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. 81% of the services described above were approved by the audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGE FOREMAN ENTERPRISES, INC.

/s/ Seymour Holtzman
Chief Executive Officer and Director
March 31, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SEYMOUR HOLTZMAN Seymour Holtzman	Chief Executive Officer and Director	March 31, 2006
/s/ GEORGE FOREMAN George Foreman	Director	March 31, 2006
/s/ EFREM GERSZBERG Efrem Gerszberg	President	March 31, 2006
/s/ GEORGE FOREMAN, JR. George Foreman, Jr.	Director	March 31, 2006
/s/ JESSE CHOPER Jesse Choper	Director	March 31, 2006
/s/ JEREMY ANDERSON Jeremy Anderson	Chief Financial Officer	March 31, 2006