Form 10QSB
period 2006-03-31
George Foreman Enterprises Inc
filed 2006-05-23
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006, or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [  ] No [X].

As of May 22, 2006, 3,289,006 shares of the issuer's common stock, par value $0.01, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,731,625	$2,943,056
Accrued interest receivable	11,850	8,626
Note receivable, all current	56,522	76,087
Prepaid expenses and other current assets	17,500	36,500
Total current assets	2,817,497	3,064,269
Time deposit	333,000	333,000
Other assets	446	517
Total assets	$3,150,943	$3,397,786

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities,
Accounts payable and accrued expenses	$162,412	$116,439
Lease obligation, current portion	38,113	19,200
	200,525	135,639
Long-term liabilities,
Mandatorily redeemable financial instrument of a Subsidiary of the Company	7,738,938	8,818,790
Lease obligation, net of current portion	257,372	272,078
Total liabilities	8,196,835	9,226,507

Stockholders' deficiency:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at March 31, 2006 and December 31, 2005 and 3,289,006 shares outstanding at March 31, 2006 and December 31, 2005	33,585	33,585
Additional paid-in capital	185,593,716	185,457,862
Deficit	(190,581,660)	(191,228,635)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' deficiency	(5,045,892)	(5,828,721)

Total liabilities and stockholders' deficiency	$3,150,943	$3,397,786

The accompanying notes are an integral part of these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
Operating expenses (income),
General and administrative	$ (621,302)	$ 180,155
Income (loss) from operations	621,302	(180,155)

Other income:
Interest income, net of interest expense of $4,207 in 2006	25,673	30,195
Gain on sale of precious metal	-	235,489
Total other	25,673	265,684

Net income available to common stockholders	$ 646,975	$ 85,529

Basic net income per common share	$0.20	$0.03

Diluted net income per common share	$0.12	$0.03

Basic weighted average shares outstanding	3,289,006	3,289,006

Diluted weighted average shares outstanding	5,320,006	3,289,006

The accompanying notes are an integral part of these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 646,975	$ 85,529
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	135,854	-
Gain on sale of precious metal	-	(235,489)
Changes in operating assets and liabilities:
Note receivable	19,565	19,565
Accrued interest receivable	(3,224)	-
Prepaid expenses and other current assets	19,000	48,125
Accounts payable and accrued expenses	45,973	1,509
Lease obligation	4,207	-
Mandatorily redeemable financial instrument of a Subsidiary of the Company	(1,079,852)	-
Other assets	71	70
Net cash used in operating activities	(211,431)	(80,691)

CASH FLOWS FROM INVESTING ACTIVITIES,
Proceeds from sale of precious metal	-	922,659

Net increase (decrease) in cash and cash equivalents	(211,431)	841,968
Cash and cash equivalents at beginning of period	2,943,056	3,500,725
Cash and cash equivalents at end of period	$2,731,625	$4,342,693

Supplemental disclosure:
Income taxes paid	$0	$0
Interest paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Notes to CONSOLIDATED Financial Statements
(UNAUDITED)

1. ORGANIZATION

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures"), a newly formed subsidiary of the Company, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. On or after February 15, 2006, these membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In connection with these agreements, the Company changed its name from MM Companies, Inc. to George Foreman Enterprises, Inc. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,777,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of May 12, 2006.

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc. ("Circle") pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement. As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company believes that Circle is in breach of the Agreement, and the Company's counsel has written to Circle regarding such breach and, among other things, to respond to Circle's delivery of an agreement which was materially inconsistent with the Agreement, Circle's apparent refusal to enter into a further definitive agreement which the Company believes would be consistent with the Agreement, and Circle's claim that the Company has breached the Agreement, which the Company believes is without merit.

In January 2006, the Company transferred the employment of the two employees of Ventures and the four employees of the Company to George Foreman Management, Inc., a newly formed wholly-owned subsidiary of the Company.

At March 31, 2006, the Company had $2,731,625 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than two years. The Company's current obligations primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. All significant intercompany balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $2,454,000 invested in a money market account at March 31, 2006, which is not insured. In addition, the Company has $400,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

Stock-Based Compensation

For equity instruments outstanding as of January 1, 2006 and for those issued thereafter, compensation cost for the portion of the award for which the requisite service has not yet been rendered as of the required effective date is recognized as the services are rendered. Recognized compensation is based on the grant-date fair value of the award, as calculated under SFAS No. 123, prior to its amendment by SFAS No. 123-(R).

On August 15, 2005, Mr. Foreman and GFPI were issued membership interests in Ventures, which membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares of fully-diluted shares of common stock of the Company on or after February 15, 2006. This obligation was recorded as a liability pursuant to Statement in Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The recorded amount was calculated by the number of shares to be issued multiplied by the then fair market value of the common stock upon issuance of the financial instrument. Upon each succeeding balance sheet date prior to February 15, 2006, the liability was updated for the current fair market value of the shares. The offset was to compensation expense. On February 15, 2006 the membership interests were valued at $7,738,938 based on the fair market value of $4.30 per share of the Company's common stock on that date.

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

On March 30, 2006, the Company issued 10,000 options at an exercise price of $3.64 per share to a non-employee member of its Board of Directors. The options vested immediately and expire ten years after the initial grant date. In accordance with an election under generally accepted accounting principles for stock options compensation cost has been recorded for the stock options in the accompanying consolidated financial statements.

Net income per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. Unexercised stock options to purchase shares of the Company's common stock as of March 31, 2005, were excluded in the computation of diluted income per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

3. TIME DEPOSIT

On May 2, 2005, in connection with the Assignment and Termination Agreement (see Note 7 below) the Company opened a certificate of deposit for $333,000 with Wachovia Bank. The deposit accrues interest at a rate of 3.81% per annum with a maturity date of July 15, 2007. Unpaid interest of $11,850 has been accrued at March 31, 2006.

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

5. OTHER ASSETS

On August 15, 2005, the Company and Ventures, a newly-formed subsidiary of the Company, entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. The initial capital contribution of intellectual property by Mr. Foreman and G FPI was valued for consolidated financial statement purposes at $0.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2006 and December 31, 2005 were $17,500 and $36,500, respectively. The balance at March 31, 2006 and $35,000 at December 31, 2005 represents prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

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

8. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures loss has been included in the consolidated financial statements of the Company because no member of Ventures shall be obligated to restore a deficit of their capital account.

9. RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward- Looking Information

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. These statements speak only as of the date hereof. We are under no duty to update, and do not undertake to update, any of the forward-looking statements contained in this quarterly report to conform them to actual results or to changes in our expectations. The following discussion should be read in conjunction with the consolidated financial statements contained in Item 1 of Part I of this Form 10-QSB.

Overview

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures"), a newly formed subsidiary of the Company, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. On or after February 15, 2006, these membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In connection with these agreements, the Company changed its name from MM Companies, Inc. to George Foreman Enterprises, Inc. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,777,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of May 12, 2006.

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc. ("Circle)" pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement. As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company believes that Circle is in breach of the Agreement, and the Company's counsel has written to Circle regarding such breach and, among other things, to respond to Circle's delivery of an agreement which was materially inconsistent with the Agreement, Circle's apparent refusal to enter into a further definitive agreement which the Company believes would be consistent with the Agreement, and Circle's claim that the Company has breached the Agreement, which the Company believes is without merit. As further described below, in connection with this transaction, Circle filed a Complaint against the Company on May 9, 2006, alleging, among other things, that the Company breached a mutual nondisclosure agreement.

In January 2006, a wholly-owned subsidiary of the Company, George Foreman Management, Inc., was established. The employees of the Company and Ventures became employees of George Foreman Management, Inc. The employees were hired in August 2005, principally to seek to develop the Foreman brand.

The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman and his wife and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a Company controlled by Mr. Holtzman. Mr. Holtzman is the Co-Chairman of the Board and Chief Executive Officer of the Company. JMI provides the Company with certain consulting, management and other services.

Financial Position

At March 31, 2006, the Company had $2,731,625 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than two years. The Company's current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

Results of Operations

REVENUE   Revenue for the three months ended March 31, 2006 was $25,673, compared to $265,684 for the three months ended March 31, 2005. Revenue for the three months ended March 31, 2006 consisted of income on interest-bearing money market accounts. Revenue for the three months ended March 31, 2005 included interest income of $30,195 and a gain of $235,489 on the sale of 2,200 ounces of gold in January 2005.

GENERAL AND ADMINISTRATIVE EXPENSES   During the three months ended March 31, 2006, general and administrative expenses primarily consisted of compensation expenses, professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses (income) were $(757,156) and $180,155 for the three months ended March 31, 2006 and 2005, respectively. The gain in general and administrative income for the three months ended March 31, 2006 is the result of a credit to compensation expense of $1,079,852 recorded in connection with the mandatorily redeemable financial instrument of Ventures. Excluding this item, other general and administrative expenses for the three months ended March 31, 2006 were $322,696. The Company incurred approximately $165,000 of additional payroll expenses during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as a result of five employees being hired in August 2005, principally to seek to develop the Foreman brand.

Liquidity and Capital Resources

Net cash used in operating activities was $211,431 for the three months ended March 31, 2006. Cash used of $1,079,852 resulted from the valuation of Mr. Foreman's membership interest in Ventures, which became exercisable on February 15, 2006. This was offset by net income of $646,975, an increase in accounts payable and accrued expenses of $45,973, and stock compensation of $135,854. Net cash used in operating activities was $80,691 for the three months ended March 31, 2005. Net cash used for the three months ended March 31, 2005, primarily reflects the gain on the sale of precious metal of $235,489 offset by the Company's net income for the period of $85,529 and the decrease in prepaid expenses and other current assets of $48,125.

Cash provided by investing activities was $922,659 for the three months ended March 31, 2005 and represents the proceeds from the sale of the precious metal.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no changes in internal controls that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2006, Circle filed a Complaint against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The Complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement by filing with the Securities and Exchange Commission a Form 8-K containing certain information with respect to the passing of the date by which the parties were to enter into a further definitive agreement in connection with the Joint Venture. Circle is seeking (a) injunctive relief restricting the Company's ability to discuss certain matters relating to the Joint Venture and (b) damages in an amount no less than the minimum amount required to bring an action in that court, which the Company believes to be $50,000. The Company believes that the claims set forth in the Complaint are without merit and plans on vigorously defending these claims. On May 12, 2006, the Company filed a Notice of Removal in the U.S. District Court For the Northern District of Illinois to remove the case from state court to federal court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the Company's security holders during the first quarter of fiscal year 2006.

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

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Seymour Holtzman
Seymour Holtzman
Chief Executive Officer
May 22, 2006

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
May 22, 2006