Form 10QSB
period 2006-06-30
George Foreman Enterprises Inc
filed 2006-08-14
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006, or

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

As of August 14, 2006, 3,289,006 shares of the issuer's common stock, par value $0.01, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,400,939	$2,943,056
Accrued interest receivable	15,141	8,626
Note receivable, all current	45,000	76,087
Prepaid expenses and other current assets	65,000	36,500
Total current assets	2,526,080	3,064,269
Time deposit	333,000	333,000
Other assets	376	517
Total assets	$2,859,456	$3,397,786

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities,
Accounts payable and accrued expenses	$207,563	$116,439
Lease obligation, current portion	50,853	19,200
	258,416	135,639
Long-term liabilities,
Mandatorily redeemable financial instrument of a Subsidiary of the Company	7,738,938	8,818,790
Lease obligation, net of current portion	241,274	272,078
Total liabilities	8,238,628	9,226,507

Stockholders' deficiency:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at June 30, 2006 and December 31, 2005 and 3,289,006 shares outstanding at June 30, 2006 and December 31, 2005	33,585	33,585
Additional paid-in capital	185,593,716	185,457,862
Deficit	(190,914,940)	(191,228,635)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' deficiency	(5,379,172)	(5,828,721)

Total liabilities and stockholders' deficiency	$2,859,456	$3,397,786

The accompanying notes are an integral part of these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating expenses (income),
General and administrative	$360,292	$284,661	$(261,011)	$464,816
Income (loss) from operations	(360,292)	(284,661)	261,011	(464,816)

Other:
Interest and dividend income	27,012	37,398	52,684	67,593
Accrued lease obligation	-	(280,493)	-	(280,493)
Gain on sale of precious metal	-	-	-	235,489
Total other	27,012	(243,095)	52,684	22,589

Net income (loss) available to common stockholders	$(333,280)	$(527,756)	$313,695	$(442,227)

Basic net income (loss) per common share	$(0.10)	$(0.16)	$0.10	$(0.13)

Diluted net income(loss) per common share	$(0.10)	$(0.16)	$0.06	$(0.13)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

Diluted weighted average shares outstanding	3,289,006	3,289,006	5,249,422	3,289,006

The accompanying notes are an integral part of these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income, (loss)	$ 313,695	$ (442,227)
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	135,854	-
Gain on sale of precious metal	-	(235,489)
Changes in operating assets and liabilities:
Note receivable	31,087	39,130
Accrued interest receivable	(6,515)	-
Prepaid expenses and other current assets	(28,500)	97,746
Accounts payable and accrued expenses	91,124	4,997
Lease obligation	849	-
Accrued lease obligation	-	280,492
Mandatorily redeemable financial instrument of a Subsidiary of the Company	(1,079,852)	-
Other assets	141	(1,939)
Net cash used in operating activities	$ (542,117)	$ (257,290)

CASH FLOWS FROM INVESTING ACTIVITIES,
Purchase of time deposit	-	(333,000)
Proceeds from sale of precious metal	-	922,659
Net cash provided by investing activities	-	589,659
Net increase (decrease) in cash and cash equivalents	(542,117)	332,369
Cash and cash equivalents at beginning of period	2,943,056	3,500,725
Cash and cash equivalents at end of period	$2,400,939	$3,833,094

Supplemental disclosure:
Income taxes paid	$0	$0
Interest paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Notes to CONSOLIDATED Financial Statements
(UNAUDITED)

1. ORGANIZATION

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures"), entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. After February 15, 2006, these membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,777,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of August 14, 2006.

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc., now known as Z-Trim Holdings, Inc. ("Circle"), pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement. As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company forwarded to Circle a signed definitive agreement that it contends is consistent with the terms of the Agreement, but Circle did not return a fully executed copy of the definitive agreement to the Company. The Company believes, among other things, that Circle's failure to sign and return the definitive agreement constitutes a breach of the Agreement. Accordingly, on July 17, 2006, the Company filed a Complaint against Circle in the United States District Court for the Northern District of Illinois, Eastern Division, under Case number 06CV3853, alleging claims for Specific Performance, Breach of Contract, Promissory Estoppel, and Unjust Enrichment.

On May 9, 2006, Circle filed a Complaint against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The Complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement by filing with the Securities and Exchange Commission a Form 8-K containing certain information with respect to the passing of the previously disclosed date by which the parties were to enter into a further definitive agreement in connection with the Joint Venture. In the Complaint, Circle is seeking (a) injunctive relief restricting the Company's ability to discuss certain matters relating to the Joint Venture and (b) damages in an amount no less than the minimum amount required to bring an action in that court, which the Company believes to be $50,000. On June 22, 2006, the Court denied Circle's Request for Temporary Injunction, but signed an Order Issuing a Preliminary Injunction on August 3, 2006 that enjoins the Company from making any disclosure of "Information" described in the nondisclosure agreement without first providing written notice to Circle and giving it a reasonable and fair opportunity to limit the disclosure. The Company believes that the Court erred in granting the Preliminary Injunction and intends to appeal the Court's ruling. The Company continues to believe that the claims set forth in the Circle's Complaint are without merit and plans on vigorously defending these claims.

At June 30, 2006, the Company had $2,400,939 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than two years. The Company's current obligations primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. All significant intercompany balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $2,331,000 invested in a money market account at June 30, 2006, which is not insured. In addition, the Company has $331,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

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

On August 15, 2005, Mr. Foreman and GFPI were issued membership interests in Ventures, which membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares of fully-diluted shares of common stock of the Company after February 15, 2006. This obligation was recorded as a liability pursuant to Statement in Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The recorded amount was calculated by the number of shares to be issued multiplied by the then fair market value of the common stock upon issuance of the financial instrument. On February 15, 2006 the membership interests were valued at $7,738,938 based on the fair market value of $4.30 per share of the Company's common stock on that date.

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

Net income per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of June 30, 2006, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

3. TIME DEPOSIT

On May 2, 2005, in connection with the Assignment and Termination Agreement (see Note 7 below) the Company opened a certificate of deposit for $333,000 with Wachovia Bank. The deposit accrues interest at a rate of 3.81% per annum with a maturity date of July 15, 2007. Unpaid interest of $15,141 has been accrued at June 30, 2006.

4. NOTE RECEIVABLE

In connection with a royalty agreement signed on October 11, 1999, the Company advanced $500,000 to an independent record label, in return for which the Company received a note receivable that was due on April 11, 2000. In 2000, the Company established a reserve for the entire receivable and pursued legal action to collect the note. In January 2004 the parties agreed to a settlement agreement whereby the Company would receive an aggregate of $250,000. The note is payable in installments of $50,000 on each of May 1, 2004 and May 1, 2006 and $6,522 per month, for twenty-three months, commencing June 1, 2004 and continuing through May 1, 2006, less collection fees. The final payment of $50,000 scheduled for May 1, 2006 has been revised where the Company will receive $5,000 per month from May through October and the final $20,000, plus accrued interest, on November 1, 2006.

5. OTHER ASSETS

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. The initial capital contribution of intellectual property by Mr. Foreman and G FPI was valued for consolidated financial statement purposes at $0.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2006 and December 31, 2005 were $65,000 and $36,500, respectively. The balance at June 30, 2006 and $35,000 at December 31, 2005 represents prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

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

Overview

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures"), entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. On or after February 15, 2006, these membership interests can be, at Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,777,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of August 14, 2006.

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

Financial Position

At June 30, 2006, the Company had $2,400,939 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than two years. The Company's current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

Results of Operations

REVENUE   Revenue for the three and six months ended June 30, 2006 was $27,012 and $52,684, respectively compared to $37,398 and $303,082 respectively for the three and six months ended June 30, 2005. Revenue for the three and six months ended June 30, 2006 consisted of income on interest-bearing money market accounts. Revenue for the six months ended June 30, 2005 included interest income of $67,593 and a gain of $235,489 on the sale of 2,200 ounces of gold.

GENERAL AND ADMINISTRATIVE EXPENSES   During the three and six months ended June 30, 2006, general and administrative expenses primarily consisted of compensation expenses, professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses (income) were $360,292 and $(261,011), respectively for the three and six months ended June 30, 2006 and $284,661 and $464,816, respectively for the three and six months ended June 30, 2005. The gain in general and administrative income for the six months ended June 30, 2006 is the result of a credit to compensation expense of $1,079,852 recorded in connection with the mandatorily redeemable financial instrument of Ventures. The Company incurred approximately $340,000 of additional payroll expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, as a result of five employees being hired in August 2005, principally to seek to develop the Foreman brand.

Liquidity and Capital Resources

Net cash used in operating activities was $542,117 for the six months ended June 30, 2006. Cash used of $1,079,852 resulted from the valuation of Mr. Foreman's membership interest in Ventures, which became exercisable on February 15, 2006. This was offset by net income of $313,695, an increase in stock compensation of $135,854, and an increase of accounts payable and accrued expenses of $91,124. Net cash used in operating activities was $257,290 for the six months ended June 30, 2005. Net cash used for the six months ended June 30, 2005, primarily reflects the gain on the sale of precious metal of $235,489 and the Company's loss of $442,227 offset by an accrual for our leasehold obligation of $280,492.

Cash provided by investing activities was $589,659 for the six months ended June 30, 2005 and represents the proceeds from the sale of the precious metal and the purchase of a time deposit in connection with a lease commitment.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no changes in internal controls that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc., now known as Z-Trim Holdings, Inc. ("Circle"), pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement. As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company forwarded to Circle a signed definitive agreement that it contends is consistent with the terms of the Agreement, but Circle did not return a fully executed copy of the definitive agreement to the Company. The Company believes, among other things, that Circle's failure to sign and return the definitive agreement constitutes a breach of the Agreement. Accordingly, on July 17, 2006, the Company filed a Complaint against Circle in the United States District Court for the Northern District of Illinois, Eastern Division, under Case number 06CV3853, alleging claims for Specific Performance, Breach of Contract, Promissory Estoppel, and Unjust Enrichment.

On May 9, 2006, Circle filed a Complaint against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The Complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement by filing with the Securities and Exchange Commission a Form 8-K containing certain information with respect to the passing of the previously disclosed date by which the parties were to enter into a further definitive agreement in connection with the Joint Venture. In the Complaint, Circle is seeking (a) injunctive relief restricting the Company's ability to discuss certain matters relating to the Joint Venture and (b) damages in an amount no less than the minimum amount required to bring an action in that court, which the Company believes to be $50,000. On June 22, 2006, the Court denied Circle's Request for Temporary Injunction, but signed an Order Issuing a Preliminary Injunction on August 3, 2006 that enjoins the Company from making any disclosure of "Information" described in the nondisclosure agreement without first providing written notice to Circle and giving it a reasonable and fair opportunity to limit the disclosure. The Company believes that the Court erred in granting the Preliminary Injunction and intends to appeal the Court's ruling. The Company continues to believe that the claims set forth in the Circle's Complaint are without merit and plans on vigorously defending these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the Company's security holders during the second quarter of fiscal year 2006.

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
August 14, 2006

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
August 14, 2006