Form 10QSB
period 2006-09-30
George Foreman Enterprises Inc
filed 2007-07-09
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [  ] No [X].

As of July 5, 2007, 3,289,006 shares of the issuer's common stock, par value $0.01, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	(as restated)
ASSETS
Current assets
Cash and cash equivalents	$2,141,226	$2,943,056
Time deposit	90,000	-
Accrued interest receivable	18,500	8,626
Note receivable, all current	30,000	76,087
Prepaid expenses and other current assets	48,923	36,500
Total current assets	2,328,649	3,064,269
Time deposit, net of current portion	243,000	333,000
Intangible asset - trade name, net of accumulated amortization of $465,686 at September 30, 2006 and $155,229 at December 31, 2005	1,634,030	1,944,487
Other assets	305	517
Total assets	$4,205,984	$5,342,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$281,038	$116,439
Lease obligation, current portion	69,903	19,200
	350,941	135,639
Long-term liabilities,
Lease obligation, net of current portion	203,776	272,078
Total liabilities	554,717	407,717
Minority interests in consolidated subsidiary	1,920,471	2,020,918
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at September 30, 2006 and December 31, 2005 and 3,289,006 shares outstanding at September 30, 2006 and December 31, 2005	33,585	33,585
Additional paid-in capital	185,593,716	185,457,862
Deficit	(183,834,972)	(182,516,276)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity	1,730,796	2,913,638

Total liabilities and stockholders' equity	$4,205,984	$5,342,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005 (as restated)	2006	2005 (as restated)

Operating expenses,
General and administrative	$472,391	$628,123	$1,498,204	$1,092,939
Loss from operations	(472,391)	(628,123)	(1,498,204)	(1,092,939)

Other:
Interest and dividend income	26,377	33,480	79,061	101,073
Accrued lease obligation	-	-	-	(280,493)
Gain on sale of precious metal	-	-	-	235,489
Total other	26,377	33,480	79,061	56,069

Net loss	(446,014)	(594,643)	(1,419,143)	(1,036,870)

Minority interests in loss of consolidated subsidiary	45,026	16,525	100,447	16,525

Net loss available to common stockholders	$(400,988)	$(578,118)	$(1,318,696)	$(1,020,345)

Basic net loss per common share	$(0.12)	$(0.18)	$(0.40)	$(0.32)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

Diluted net loss per common share	$(0.12)	$(0.18)	$(0.40)	$(0.32)

Diluted weighted average shares outstanding	5,221,332	5,224,091	5,212,850	5,165,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2006	2005 (as restated)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,318,696)	$(1,020,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	310,669	51,743
Compensation cost under employee stock plans	135,854	-
Minority interests in loss of consolidated subsidiary	(100,447)	(16,525)
Lease obligation	-	287,071
Gain on sale of precious metal	-	(235,489)
Changes in operating assets and liabilities:
Note receivable	46,087	58,696
Accrued interest receivable	(9,874)	(5,122)
Prepaid expenses and other current assets	(12,423)	42,319
Accounts payable and accrued expenses	164,599	305,957
Lease obligation	(17,599)	-
Net cash used in operating activities	(801,830)	(531,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposit	-	(333,000)
Proceeds from sale of precious metal	-	922,659
Net cash used in investing activities	-	589,659

Net (decrease) increase in cash and cash equivalents	(801,830)	57,964
Cash and cash equivalents at beginning of period	2,943,056	3,500,725
Cash and cash equivalents at end of period	$2,141,226	$3,558,689

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset	$ -	$ (2,099,716)
Issuance of preferred shares	-	30,000
Issuance of minority interest in consolidated subsidiaries	-	2,069,716
	$ -	$ -

Supplemental disclosure:
Income taxes paid	$ -	$ -
Interest paid	$ 23,450	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Notes to CONSOLIDATED Financial Statements
(UNAUDITED)

1. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc., and its majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures"). G-Nutritional, Inc. is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC was acquired. All significant intercompany balances have been eliminated.

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of the common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of July 5, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The Company has restated its 2005 financial statements to reflect the acquisition of an intangible asset. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. All significant intercompany balances have been eliminated.

Restatement of Financial Statements for Change in Accounting

When the Company and Ventures entered into a series of agreements with GFPI on August 15, 2005 membership interests in Ventures exchangeable into shares of the Company's common stock were issued to GFPI. GFPI simultaneously entered into a Services Agreement with Ventures whereby it would furnish the personal services of Mr. Foreman in exchange for fixed payments with potential bonuses. For accounting purposes, the exchangeable interests were originally treated as compensation expense and valued based on the Company's trading price of the Company's common stock over the period in which the interests were vested, February 15, 2006. On February 15, 2006, the measurement date, the membership interests were valued at $7,738,938 based on the fair market value of $4.30 per share of the Company's common stock on that date. The offset was classified as a mandatorily redeemable financial instrument. The Company followed SEC Staff Accounting Bulletin Topic 5-G and FAS 150 in accounting for the transaction. Management's original conclusion was that the value obtained from GFPI in August 2005 was mainly in the Services Agreement and therefore the membership interests were issued as compensation to GFPI.

Upon engaging new independent accountants and after further consideration, the Company determined that the previous accounting for the George Foreman transactions as stated above was incorrect and has restated its 2005 financial statements to reflect the acquisition of an intangible asset, Mr. Foreman's indicia rights, and the corresponding offset should be a minority interest in the consolidated subsidiary. The Company purchased an asset with the expectation that such asset has significant future value based upon marketing products or services using the name and likeness of George Foreman. As consideration, the Company gave the right to acquire an ownership interest in the Company. Management assessed the fair value based on the trading price of the Company's common stock of $1.15 per share on August 15, 2005, the date on which all parties had fulfilled all obligations thereunder. Management determined this intangible asset to have a five-year useful life and therefore is amortizing the asset over a five-year period. The five-year useful life is consistent with the terms of the Services Agreement.

The agreements also granted two shares of preferred stock as consideration to George Foreman, Jr. and George Foreman III. Each preferred share entitles the holder to elect one of the six Directors of the Company. These preferred shares were originally not valued. As restated, a fair value of $30,000 was assigned for these two shares.

The following adjustments were made to the consolidated balance sheet as of December 31, 2005, the consolidated statement of operations for three and nine months ended September 30, 2005 and the consolidated statement of cash flows for the nine months ended September 30, 2005.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

	As previously stated	Adjustments	As restated
ASSETS
Current assets
Cash and cash equivalents	$2,943,056	-	$2,943,056
Accrued interest receivable	8,626	-	8,626
Note receivable, current portion	76,087	-	76,087
Prepaid expenses and other current assets	36,500	-	36,500
Total current assets	3,064,269	-	3,064,269
Time deposit	333,000	-	333,000
Intangible asset - trade name, net of accumulated amortization of $155,229	-	$2,099,716 (155,229)	1,944,487
Other assets	517	-	517
Total assets	$3,397,786	$1,944,487	$5,342,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$116,439	-	$116,439
Lease obligation, current portion	19,200	-	19,200
	135,639	-	135,639
Long-term liabilities,
Mandatorily redeemable financial instrument of subsidiary of the Company	8,818,790	(3)$ (8,818,790)	-
Lease obligation, net of current portion	272,078	-	272,078
Total liabilities	9,226,507	(8,818,790)	272,078
Minority interests in consolidated subsidiary	-	(4) 2,020,918	2,020,918
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding	-	(5) 30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding	33,585	-	33,585
Additional paid-in capital	185,457,862	-	185,457,862
Deficit	(191,228,635)	(6) 8,712,359	(182,516,276)
Treasury stock, 69,438 shares at cost	(91,533)	-	(91,533)
Total stockholders' equity (deficiency)	(5,828,721)	8,742,359	2,913,638

Total liabilities and stockholders' equity	$3,397,786	$1,944,487	$5,342,273

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2005
	As previously stated	Adjustments	As restated

Operating expenses,
		(7) $(8,278,864)
General and administrative	$8,855,244	(8) 51,743	$628,123
Loss from operations	(8,855,244)	(8,227,121)	(628,123)

Other:
Interest and dividend income	33,480	-	33,480
Total other	33,480	-	33,480

Net loss	(8,821,764)	8,227,121	(594,643)

Minority interests in loss of consolidated subsidiary	-	(9) 16,525	16,525

Net loss available to common stockholders	$(8,821,764)	$ 8,243,646	$(578,118)

Basic net loss per common share	$(2.68)	$(2.50)	$(0.18)

Basic weighted average shares outstanding	3,289,006	-	3,289,006

Diluted net loss per common share	$(2.68)	$(2.50)	$(0.18)

Diluted weighted average shares outstanding	5,224,091	5,224,091	5,224,091

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Nine months ended September 30, 2005
	As previously stated	Adjustments	As restated

Operating expenses,
		(7) $(8,278,864)
General and administrative	$9,320,060	(8) 51,743	$1,092,939
Loss from operations	(9,320,060)	(8,227,121)	(1,092,939)

Other:
Interest and dividend income	101,073	-	101,073
Accrued lease obligation	(280,493)	-	(280,493)
Gain on sale of precious metal	235,489	-	235,489
Total other	56,069	-	56,069

Net loss	(9,263,991)	8,227,121	(1,036,870)

Minority interests in loss of consolidated subsidiary	-	(9) 16,525	16,525

Net loss available to common stockholders	$(9,263,991)	$ 8,243,646	$(1,020,345)

Basic net loss per common share	$(2.82)	$(2.50)	$(0.32)

Basic weighted average shares outstanding	3,289,006	-	3,289,006

Diluted net loss per common share	$(2.82)	$(2.50)	$(0.32)

Diluted weighted average shares outstanding	5,165,212	5,165,212	5,165,212

Explanation of adjustments:

(1) To record capitalization of intangible asset.

(2) To record accumulated amortization.

(3) To reverse mandatorily redeemable financial instrument.

(4) To record minority interests in consolidated subsidiary.

(5) To record issuance of two preferred shares of Company stock.

(6) Statement of operations impact of the sum of the adjustments.

(7) To reverse compensation expense.

(8) To record amortization expense.

(9) To record loss attributable to minority interests in consolidated subsidiary.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	As previously stated	Adjustments	As restated
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(9,263,991)	$8,243,646	$(1,020,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	51,743	51,743
Mandatorily redeemable financial instrument	8,278,864	(8,278,864)	-
Minority interests in loss of consolidated subsidiary	-	(16,525)	(16,525)
Gain on sale of precious metals	(235,489)	-	(235,489)
Changes in operating assets and liabilities:
Note receivable	58,696	-	58,696
Prepaid expenses and other current assets	42,319	-	42,319
Accounts payable and accrued expenses	305,957	-	305,957
Lease obligation	287,071	-	287,071
Other assets	(5,122)	-	(5,122)
Net cash used in operating activities	(531,695)	-	(531,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposit	(333,000)	-	(333,000)
Proceeds from sale of precious metal	922,659	-	922,659
Net cash provided by investing activities	589,659	-	589,659

Net increase in cash and cash equivalents	57,964	-	57,964
Cash and cash equivalents at beginning of period	3,500,725	-	3,500,725
Cash and cash equivalents at end of period	$3,558,689	-	$3,558,689

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset	$ -	$(2,099,716)	$(2,099,716)
Issuance of preferred shares	-	30,000	30,000
Issuance of minority interest in consolidated subsidiary	-	2,069,716	2,069,716
	$ -	$ -	$ -

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $2,055,000 invested in a money market account at September 30, 2006, which is not insured. In addition, the Company has $253,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

Stock-Based Compensation

Effective for the quarter ended March 31, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. Compensation cost totaling $135,854 was recognized during the nine months ended September 30, 2006, as an adjustment to additional paid-in capital.

Prior to the quarter ended December 31, 2005, ABP Opinion No. 25, Accounting for Stock Issued to Employees, was applied in accounting for its employee stock options as permitted by SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under APB No. 25, if the exercise price of the employee stock option equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost for the employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, net loss available to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss available to common shareholders, as reported	$(400,988)	$(578,118)	$(1,318,696)	$(1,020,345)

Add:
Stock-based employee compensation expense included in net loss	-	-	135,854	-
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	-	(27,243)	(135,854)	(27,243)
Net loss available to common stockholders	$(400,988)	$(605,361)	$(1,318,696)	$(1,047,588)

Weighted average shares of common stock outstanding used to compute basic earnings per common share	3,289,006	3,289,006	3,289,006	3,289,006

Minority interests in consolidated subsidiary convertible into common shares	1,799,753	1,799,753	1,799,753	1,799,753

Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	132,573	135,332	124,091	76,453
Shares used to compute dilutive effect of stock option	5,221,332	5,224,091	5,212,850	5,165,212

Basic net loss per common share:
As reported	$(0.12)	$(0.18)	$(0.40)	$(0.32)
Pro forma	$(0.12)	$(0.18)	$(0.40)	$(0.32)

Diluted net loss per common share:
As reported	$(0.08)	$(0.11)	$(0.25)	$(0.20)
Pro forma	$(0.08)	$(0.11)	$(0.25)	$(0.20)

The fair value of each option award is estimated at the date of the grant using a Black-Scholes option- pricing model. Expected volatilities are based upon historical volatilities of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations with the valuation model. The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

On March 30, 2006, the Company issued 10,000 options at an exercise price of $3.64 per share to a non-employee member of its Board of Directors. The options vested immediately and expire ten years after the initial grant date.

Option activity during the nine months ended September 30, 2006 is as follows:

				Weighted
		Weighted		Average
		Average		Remaining
		Exercise	Aggregate	Useful
	Shares	Price	Intrinsic Value	Life (in years)
Outstanding at December 31, 2005	758,392	$3.31	$2,513,134	9.2
Granted	10,000	3.64	36,400	9.5
Exercised	0		0
Expired	(35,000)	(2.08)	(72,870)
Outstanding at September 30, 2006	733,392	$3.38	$ 2,476,664	8.9

Options exercisable at September 30, 2006	733,392	$3.38

Option price range	$1.08-$20.70

Weighted average grant date fair value of options granted during the year	$2.86

Net income per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of September 30, 2006, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

3. TIME DEPOSIT

On May 2, 2005, in connection with the Assignment and Termination Agreement (see Note 7 below) the Company opened a certificate of deposit for $333,000 with Wachovia Bank. The deposit accrues interest at a rate of 3.81% per annum with a maturity date of July 15, 2007. Unpaid interest of $18,500 has been accrued at September 30, 2006.

4. NOTE RECEIVABLE

In connection with a royalty agreement signed on October 11, 1999, the Company advanced $500,000 to an independent record label, in return for which the Company received a note receivable that was due on April 11, 2000. In 2000, the Company established a reserve for the entire receivable and pursued legal action to collect the note. In January 2004 the parties agreed to a settlement agreement whereby the Company would receive an aggregate of $250,000. The note is payable in installments of $50,000 on each of May 1, 2004 and May 1, 2006 and $6,522 per month, for twenty-three months, commencing June 1, 2004 and continuing through May 1, 2006, less collection fees. The final payment of $50,000 originally scheduled for May 1, 2006 was extended in an arrangement under which the Company has received $5,000 per month from May through August, and $15,000, $10,000, and $5,000 in September, October, and November, respectively.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2006 and December 31, 2005 were $48,750 and $36,500, respectively. The amounts represent prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

6. INTANGIBLE ASSET - TRADE NAME

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. The initial capital contribution of intellectual property by Mr. Foreman and GFPI was valued for consolidated financial statement purposes at $2,099,716. The intangible asset is being amortized over its five year estimated useful life.

Intangible assets that are subject to amortization are evaluated for impairment. The Company uses a non-discounted cash flow analysis method of assessing impairment of these assets. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of the projected non-discounted cash flows. Should the Company's actual cash flows generated from these assets not meet its expected projected cash flows, it could incur impairment charges relating to these intangible assets in the future.

7. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord is substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit for $333,000, collateralized by a time deposit in that amount, has been established to secure the Company's payment to the landlord. Provided that no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007.

8. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARY

Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures' loss has not been included in the consolidated financial statements of the Company. Vitaquest's minority portion of future profits and losses in Vita Ventures will not be included in the consolidated financial statements of the Company. Because no capital contributions to Vita Ventures have been made by either party as of September 30, 2006, the minority interests in Ventures have not been adjusted to reflect any activity in Vita Ventures.

9. RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company retained Jewelcor Management, Inc. ("JMI") to serve as a consultant for $21,500 per month. After the Foreman transaction, the Company reduced the monthly consulting fee to $4,167, effective August 15, 2005. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

10. CONTINGENT SHARES

The Registration Rights Agreement provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement. In accordance with FASB Statement No. 5, management does not believe it is probable at this time that the market capitalization will not reach or exceed $20 million and therefore recognition of a loss contingency is not appropriate. On a going forward basis, this contingency will be reevaluated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward- Looking Information

The statements contained in this quarterly report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may" and "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. These statements speak only as of the date hereof. The Company is under no duty to update, and does not undertake to update, any of the forward-looking statements contained in this quarterly report to conform them to actual results or to changes in its expectations. The following discussion should be read in conjunction with the consolidated financial statements contained in Item 1 of Part I of this Form 10-QSB.

Overview

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at the option of Mr. Foreman and GFPI, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of July 5, 2007.

The Company hired three employees and Ventures hired two employees in August 2005 for the principal purpose of developing the Foreman brand. In January 2006, all employees were transferred to George Foreman Management, Inc. a wholly-owned subsidiary of the Company. Additional employees were hired in May and June of 2007 and George Foreman Management, Inc. now has eight employees.

On September 7, 2006, G-Nutritional, LLC ("G-Nutritional"), an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, LLC ("Vita Ventures"), under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures, with an initial capital contribution of $175,350, and Vitaquest owns 49.9% of the membership interests of Vita Ventures, with an initial capital contribution of $174,650. Each member's initial capital contribution had not been made as of September 30, 2006 and therefore in accordance with Emerging Issues Task Force No. 85-1, classifying Notes Received for Capital Stock, no assets or minority interests have been recorded at September 30, 2006 to reflect capital contributions in Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products.

On April 20, 2007, Ventures entered into an agreement with In Stride L.L.C., Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures with an initial capital contribution of $501, In Stride owns 47.9% of the membership interest of InStride Ventures with an initial contribution of $479 and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures with an initial capital contribution of $10 each. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.

On June 12, 2007, Ventures agreed to grant KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat with the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.

On June 15, 2007, Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods"). Pursuant to such License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right during the stated term to manufacture, and the exclusive right during such term to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland.

The Company's principal executive offices are in space leased by JMI from Seymour Holtzman and his wife and made available to the Company (without separate charge). JMI, a company controlled by Mr. Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer of the Company, provides the Company with certain consulting, management and other services in exchange for a monthly fee of $4,167.

Financial Position

At September 30, 2006, the Company had $2,141,226 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than two years. The Company's current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

Results of Operations

OTHER INCOME   Other income for the three and nine months ended September 30, 2006 was $26,377 and $79,061, respectively, compared to $33,480 and $56,069 respectively for the three and nine months ended September 30, 2005. Other income for the three and nine months ended September 30, 2006 consisted of income on interest-bearing money market accounts. Other income for the nine months ended September 30, 2005 included the sale of 2,200 ounces of gold in January 2005 resulting in gains of $235,489 and a lease termination penalty resulting in an expense of $280,493.

GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses primarily consist of payroll and related expenses, amortization of the intangible asset, professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses were $472,391 and $1,498,204, respectively, for the three and nine months ended September 30, 2006 and $628,123 and $1,092,939, respectively, for the three and nine months ended September 30, 2005. The Company recorded amortization of approximately $311,000 for the nine months ended September 30, 2006 compared to $52,000 for the nine months ended September 30, 2005 as a result of the intangible asset acquired by Ventures in August 2005. The Company incurred approximately $440,000 of additional payroll expenses during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as a result of the Company and subsidiary hiring five employees in August 2005, principally to develop the Foreman brand. A decrease in legal and professional fees of approximately $400,000 for the nine months ended September 30, 2006 helped offset the increases in the expenses noted above.

Liquidity and Capital Resources

Net cash used in operating activities was $801,830 for the nine months ended September 30, 2006. The net loss of $1,419,143 was offset by amortization expense of $310,669, stock compensation of $135,854, and an increase of accounts payable and accrued expenses of $164,599. Net cash used in operating activities was $531,695 for the nine months ended September 30, 2005. Net cash used for the nine months ended September, 30 2005, primarily reflects the Company's net loss for the period and the gain on the sale of precious metal offset by the leasehold obligation, to be paid beginning June 2006, and the increase in accounts payable.

Cash used in investing activities was $589,659 for the nine months ended September 30, 2005 and represents cash inflows from the proceeds from the sale of the precious metal offset against the purchase of a time deposit in connection with the lease obligation.

ITEM 3. CONTROLS AND PROCEDURES

In connection with the Company's review of the consolidated financial statements of the Company as of and for the three and nine-month period ended September 30, 2006, the independent accountants considered the internal controls over financial reporting and evaluated the impact of misstatements identified on the 2005 consolidated financial statements. The independent accountants did not provide assurance on the internal controls. Consequently, they noted a certain matter involving the internal control and its operation that the Company considers to be a significant deficiency or material weakness under the standards of the Public Company Accounting Oversight Board (United States). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company noted the following significant deficiency that it believes to be a material weakness.

Based upon the review of this quarterly report by the Company's management, it is their opinion that internal controls over the financial reporting process are not operating effectively. In particular, the Company's management was informed by its current independent accountants that the financial statements issued in the prior year related to Ventures' acquisition of certain intellectual property associated with Mr. Foreman was not in accordance with accounting standards generally accepted in the United States of America. This resulted in a restatement of the consolidated financial statements for the current period ended by increasing reported equity and the 2005 operating results by approximately $8,700,000 to the positive.

The material weakness identified above, if unaddressed, could result in errors in the Company's financial statements.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal controls over financial reporting as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be reported and disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms or that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required reporting and disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as disclosed above, there have been no changes in the Company's control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company will evaluate the material weakness and expects to take all necessary action to correct the internal control deficiency identified. The Company has hired another certified public accountant to assist in the financial reporting process and has also retained the services of a public accounting firm to provide expertise on financial statement preparation and SEC filing obligations. The Company also expects to further develop and enhance the internal control policies, systems and staff to allow the Company to mitigate the risk that material accounting errors might go undetected and be included in the Company's financial statements. Unless the material weakness described above is remedied, there can be no assurance that management will be able assert that the Company's internal control over financial reporting is effective in the management report required to be included in the annual report on Form 10-KSB for the year ended December 31, 2007, pursuant to the rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, when those rules take effect.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc., now known as Z-Trim Holdings, Inc. ("Circle"), pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement. As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company forwarded to Circle a signed definitive agreement that it contends is consistent with the terms of the Agreement, but Circle did not return a fully executed copy of the definitive agreement to the Company. The Company believes, among other things, that Circle's failure to sign and return the definitive agreement constitutes a breach of the Agreement. Accordingly, on July 17, 2006, the Company filed a Complaint against Circle in the United States District Court for the Northern District of Illinois, Eastern Division, under Case number 06CV3853, alleging claims for specific performance, breach of contract, promissory estoppel, and unjust enrichment. Circle filed a motion for summary judgment alleging that, as matter of law, the Agreement was not an enforceable contract. On April 17, 2007, the court entered a Memorandum and Order denying Circle's motion for summary judgment with respect to the Company's claims for breach of contract, specific performance and unjust enrichment but granting summary judgment with respect to the promissory estoppel claim.

On May 9, 2006, Circle filed a Complaint against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The Complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement by filing with the SEC a Form 8-K containing certain information with respect to the passing of the previously disclosed date by which the parties were to enter into a further definitive agreement in connection with the Joint Venture. In the Complaint, Circle is seeking (a) injunctive relief restricting the Company's ability to discuss certain matters relating to the Joint Venture and (b) damages in an amount no less than the minimum amount required to bring an action in that court, which the Company believes to be $50,000. On June 22, 2006, the Court denied Circle's Request for Temporary Injunction, but signed an Order Issuing a Preliminary Injunction on August 3, 2006 that enjoins the Company from making any disclosure of "Information" described in the nondisclosure agreement without first providing written notice to Circle and giving it a reasonable and fair opportunity to limit the disclosure. The Company appealed the Court's ruling granting the Preliminary Injunction. By decision filed on October 30, 2006, the appellate court affirmed the Court's August 3, 2006 decision. The Company continues to believe that the claims set forth in the Circle's Complaint are without merit and plans on vigorously defending these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the Company's security holders during the third quarter of fiscal year 2006.

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
July 9, 2007

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
July 9, 2007