Form 10KSB
period 2006-12-31
George Foreman Enterprises Inc
filed 2007-07-27
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006, or

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

The issuer had revenues of $100,950 for its most recent fiscal year.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10,524,819 as of July 26, 2007, based upon the closing price of such equity as of such date.

As of July 26, 2007, 3,289,006 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

On August 15, 2005 the Company and George Foreman Ventures, LLC ("Ventures"), a newly formed subsidiary of the Company, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI" and collectively with George Foreman, "Foreman") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In connection with these agreements, as consideration for the assignments, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. The Company also changed its name from MM Companies, Inc. to George Foreman Enterprises, Inc. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of July 26, 2007.

At December 31, 2006, the Company had $1,659,314 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than one year. The Company believes its current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand, including amortization of the trade name.

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

On September 7, 2006, G-Nutritional, LLC ("G-Nutritional"), an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, LLC ("Vita Ventures"), under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures, with an initial capital contribution of $175,350, and Vitaquest owns 49.9% of the membership interests of Vita Ventures, with an initial capital contribution of $174,650. A portion of each member's initial capital contribution had not been made as of December 31, 2006 and therefore in accordance with Emerging Issues Task Force No. 85-1, classifying Notes Received for Capital Stock, no assets or minority interests have been recorded at December 31, 2006 to reflect the unpaid capital contributions in Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products.

Subsequent to year end December 31, 2006, on April 20, 2007, Ventures entered into an agreement with In Stride L.L.C., Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC in which Ventures is designated as the manager, for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. As the manager, Ventures is responsible for the operation of Instride Ventures business in the ordinary course and has the sole discretion to act on its behalf. Ventures owns 50.1% of the membership interest of InStride Ventures with an initial capital contribution of $501, In Stride owns 47.9% of the membership interest of InStride Ventures with an initial contribution of $479 and Messrs. Rice and Koester each owns 1% of the membership interest of InStride Ventures with an initial capital contribution of $10 each. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.

On June 12, 2007 Ventures and KnowFat Franchise Company, Inc. ("KnowFat") agreed to waive or amend certain unsatisfied conditions and consummate a previously contingent proposed transaction pursuant to which Ventures would grant KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat with the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.

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

On August 9, 2002, in connection with the review of the Company's contested solicitation of proxies for the annual shareholders meeting of another public company, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940. The Company believes that, consistent with the discussion of Investment Company Act matters in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company may have become an inadvertent investment company during 2001. The Company relied on the "transient investment company" exemption from the applicable provisions of the Investment Company Act contained in Rule 3a-2 thereunder, which provides for a one year "safe harbor". Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet, which has since been repaid. As a result of such acquisition, "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), and the Company believed that it was no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased such gold bullion and therefore "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), the Company could be deemed an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities. In 2004, the Company divested itself of any investment securities held at that time. In January 2005, the Company sold all of its remaining gold position.

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

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of December 31, 2006, Foreman Management had six employees, which was increased to eight as of July 26, 2007.

The Company arranged with Jewelcor Management, Inc. ("JMI") for JMI to provide the Company, beginning May 19, 2004, with certain legal, accounting, consulting, management and other services. JMI received a fee of $21,500 per month for such services in accordance with their consulting agreement through August 15, 2005. Effective August 15, 2005, this monthly fee was reduced to $4,167.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

           AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of our Common Stock.

The Company's common stock is traded on the over-the-counter pink sheets ("OTC-PK") under the symbol "GFME.PK"

At July 26, 2007 the Company had 3,289,006 shares of common stock outstanding, held by 52 shareholders of record. This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by the OTC-BB for the periods stated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2005 Quarterly Period	High Bid	Low Bid
First Quarter	$1.30	$1.21
Second Quarter	$1.21	$1.16
Third Quarter	$5.44	$1.01
Fourth Quarter	$5.10	$3.15
2006 Quarterly Period
First Quarter	$5.39	$3.41
Second Quarter	$4.00	$3.00
Third Quarter	$4.00	$2.15
Fourth Quarter	$3.50	$2.29

On July 26, 2007, the last sale price of our common stock on the OTC-PK was $3.20 per share.

Recent Sales of Unregistered Shares.

On August 15, 2005, as consideration for the assignment of certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, Foreman was issued membership interests in Ventures, which membership interests will be exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. Additionally, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Board. The membership interests and the Series A Preferred Stock were issued in private transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. The membership interests are exchangeable, at Foreman's option, into shares of the Company's common stock at any time, or from time to time, at an exchange rate determined in accordance with the provisions of an investor rights agreement by and among the Company and Ventures, on the one hand, and Mr. Foreman and GFPI on the other hand.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	10,000	$ 3.64	-
Total	10,000	$ 3.64	-

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                              CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained in Item 7 of this Form 10-KSB.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Company's net sales, cost of sales, sales and marketing expenses, operating and development expenses were zero for the years ended December 31, 2006 and 2005. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continued to pursue the potential acquisition of other businesses. The Foreman transaction consummated in August of 2005 has yet to impact sales.

General and administrative expenses were $2,039,598 for the year ended December 31, 2006, compared to $1,532,972 for the year ended December 31, 2005. General and administration expenses primarily consisted of payroll and related expenses for marketing, accounting and legal personnel, amortization expense, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses. General and administrative expenses increased by approximately $506,000 in 2006. The increase in general and administrative expenses was primarily due to an increase in payroll and related expenses of about $374,000 associated with the Foreman agreement. Five additional employees were hired in August 2005 therefore 2006 was the first full year of payroll expenses for these employees. Similarly, amortization expense increased by about $259,000 because 2006 was the first full year the Company incurred amortization on the George Foreman trade name. Compensation cost under employee stock plans increased by about $136,000 as a result of Company stock options that vested in 2006. Legal fees were about $111,000 higher in 2005 than in 2006 because 2005 included services provided in connection with the Foreman agreements. Reduction in premiums for Directors and Officers insurance resulted in savings in insurance expense of about $64,000. Management fees paid to JMI were also lower in 2006 by about $128,000 because the Company revised its consulting agreement with JMI in August 2005 whereby monthly fees were reduced from $21,500 per month to $4,167 per month.

Interest and dividend income was $100,950 for the year ended December 31, 2006, compared to $128,817 for the year ended December 31, 2005. The reduction in interest income was a result of lower money market account balances in 2006 as the Company used cash to fund operations. Other income was $235,489 for the year ended December 31, 2005, which was the result of realized gains on the sale of gold bullion it sold in January 2005. The Company incurred an expense of $280,492 in 2005 as part of a negotiated settlement in connection with a dispute related to a lease agreement for 7,566 square feet of general office space located in New York City, which expires in February 2010.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Company's net sales, cost of sales, sales and marketing expenses, operating and development expenses were zero for the years ended December 31, 2005 and 2004. This is attributable to the Company's cessation of its Internet-based custom CD marketing business while the Board continued to pursue the potential acquisition of other businesses. The Foreman transaction consummated in August of 2005 has yet to impact sales, or marketing, and development expenses.

General and administrative expenses were $1,532,972 for the year ended December 31, 2005, compared to $1,130,944 for the year ended December 31, 2004. General and administration expenses primarily consisted of professional fees, related expenses for marketing and accounting personnel and Directors and Officers insurance, as well as other general corporate expenses. The increase in general and administrative expenses was primarily due to an increase in payroll and related expenses of $259,000 in 2005 as a result of Mr. Holtzman, Mr. Foreman, Jr., Mr. Foreman III, Mr. Anderson and Mr. Huffsmith being hired on August 15 in connection with the Foreman transaction. At the same time, consulting fees to Jewelcor Management, Inc. were reduced from $21,500 to $4,167 per month. Consulting fees decreased from $146,000 in 2004 to $82,000. Legal fees increased by $301,000 due to fees related to the Foreman transaction. Insurance expense decreased from $249,000 in 2004 to $131,000 as a result of a reduction in Directors and Officers liability insurance premiums. Policy year premiums decreased from $192,500 for the year beginning July 1, 2004 to $70,000 for the year beginning July 1, 2005. In 2005, the Company incurred $156,000 of amortization expense because of the acquisition of the George Foreman trade name in August of that year. Directors fees were $35,000 lower in 2005 as a result of the reduction in the number of independent directors from three to one in May 2004.

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

Liquidity and Capital Resources

Net cash used in operating activities was $1,333,742 for the year ended December 31, 2006. The cash used resulted from the Company's loss of $1,938,648 offset by amortization expense of $413,943 and compensation cost under employee stock plans of $135,854.

At December 31, 2006, the Company had $1,659,314 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. Substantially all of the Company's remaining cash was provided by our initial public offering of common stock in 1999. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than one year. The Company believes its current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand, including amortization of the trade name. To the extent that management of the Company moves forward on developing the Foreman brand, it may have a significant impact on our liquidity.

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

Accordingly, prior to the expiration of such one-year safe harbor period, on August 29, 2002, the Company acquired ownership of gold bullion for a purchase price of $4,028,115. As of December 31, 2002, the Company borrowed approximately $1.9 million secured by that gold bullion, which was included in other current liabilities on the Company's balance sheet and has since been repaid. As of December 31, 2005, the Company has fully divested its gold position. As a result of such acquisition, "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), and the Company believed that it was no longer within the relevant definition of "investment company" for purposes of the Investment Company Act. Notwithstanding the fact that the Company purchased gold bullion, and "investment securities" held by the Company no longer exceeded 40% of its total assets (excluding cash and government securities), the Company could be deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act, which covers companies that are engaged primarily in the business of investing, reinvesting or trading in securities. In 2004, the Company divested itself of any investment securities held at that time. In January 2005, the Company sold all of its remaining gold position.

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

In September 2006, G-Nutritional entered into an agreement with Vitaquest to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement for the newly formed limited liability company, Vita Ventures, under which G-Nutritional and Vitaquest are the sole members. Additionally, as part of this transaction, G-Nutritional entered into a trademark License and Service Agreement with Vita Ventures under which Vita Ventures was granted a world wide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the products.

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

The Company's current business model is relatively new and the Company's operating history as a company devoted to exploiting the Foreman intellectual property is limited, which makes it difficult to evaluate its current business and future prospects.

The Company began its transition in August 2005 to a company devoted to exploiting the intellectual property that Mr. Foreman assigned to Ventures. The Company has operated solely in this role for only seven full quarters, including only one full reporting fiscal year, making it difficult to evaluate our ability to successfully manage and grow our business long-term. Furthermore, the Company's business model depends on a number of factors for its continued success, including the identification of joint venture partners, the ability to enter into beneficial joint venture arrangements with such partners, the continued market acceptance of the George Foreman brand and the production and sale of quality products by the Company's licensees.

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

Off-balance sheet arrangements

None.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	15
Consolidated Balance Sheets
As of December 31, 2006 and 2005 (restated for 2005)	17
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005 (restated for 2005)	18
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2006 and 2005 (restated for 2005)	19
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005 (restated for 2005)	20
Notes to Consolidated Financial Statements	21

Report of Independent Registered Public Accounting Firm

To the Shareholders of

George Foreman Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of George Foreman Enterprises, Inc. (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2005, were audited by other auditors whose report dated March 15, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of George Foreman Enterprises, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing and measuring compensation expense related to their nonqualified employee stock option plan.

We also have audited the adjustments described in Note 2 that were applied to restate the 2005 consolidated financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 consolidated financial statements taken as a whole.

/s/ Parente Randolph, LLC.

PARENTE RANDOLPH, LLC

Wilkes-Barre, Pennsylvania

July 5, 2007

Report of Independent Registered Public Accounting Firm

George Foreman Enterprises, Inc.

Wilkes-Barre, Pennsylvania

We have audited the accompanying consolidated balance sheet of George Foreman Enterprises, Inc. (the "Company") and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of George Foreman Enterprises, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing and measuring compensation expense related to their nonqualified employee stock option plan.

/s/ Kronick Kalada Berdy & Co.

KRONICK KALADA BERDY & CO.

Kingston, Pennsylvania

March 15, 2006, except for footnote 2, which is July 12, 2007

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005 (As restated)
ASSETS
Current assets
Cash and cash equivalents	$1,659,314	$2,943,056
Time deposit	90,000	-
Accrued interest receivable	21,892	8,626
Note receivable, current portion	5,000	76,087
Prepaid expenses and other current assets	102,900	36,500
Total current assets	1,879,106	3,064,269
Time deposit, net of current portion	243,000	333,000
Intangible assets, net of accumulated amortization of $569,172 and $155,229 at December 31, 2006 and 2005, respectively	1,530,544	1,944,487
Other assets	234	517
Total assets	$3,652,884	$5,342,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$208,564	$116,439
Lease obligation, current portion	77,217	19,200
	285,781	135,639
Long-term liabilities,
Lease obligation, net of current portion	185,342	272,078
Total liabilities	471,123	407,717

Minority interests in consolidated subsidiaries	1,918,962	2,020,918
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at December 31, 2006 and 2005	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at December 31, 2006 and 2005 and 3,289,006 shares outstanding at December 31, 2006 and 2005	33,585	33,585
Additional paid-in capital	185,593,716	185,457,862
Deficit	(184,302,969)	(182,516,276)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity	1,262,799	2,913,638

Total liabilities and stockholders' equity	$3,652,884	$5,342,273

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2006	2005 (As restated)
Operating expenses,
General and administrative	$2,039,598	$1,532,972
Loss from operations	(2,039,598)	(1,532,972)

Other income (expense):
Interest and dividend income, net of interest expense of $16,747 and $10,785 in 2006 and 2005, respectively	100,950	128,817
Lease obligation	-	(280,492)
Gain on sale of precious metal	-	235,489
Total other	100,950	83,814

Net loss	(1,938,648)	(1,449,158)
Minority interest in loss of consolidated subsidiary	151,955	48,798

Net loss available to common shareholders	$(1,786,693)	$(1,400,360)

Basic net loss per common share	$(0.54)	$(0.43)

Basic weighted average shares outstanding	3,289,006	3,289,006

Diluted net loss per common share	$(0.54)	$(0.43)

Diluted weighted average shares outstanding	5,238,566	5,224,091

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2006 and 2005 (as restated in 2005)

	Common Stock		Preferred Stock		Additional Paid-In		Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2004	3,358,444	$33,585	0	$ 0	$185,457,862	$(181,115,916)	$(91,533)	$4,283,998
Net loss						(1,400,360)		(1,400,360)
Issuance of Preferred Stock			2	30,000				30,000
Balance at December 31, 2005	3,358,444	$33,585	2	$30,000	$185,457,862	$(182,516,276)	$(91,533)	$2,913,638
Compensation cost under employee stock plans					135,854			135,854
Net loss						(1,786,693)		(1,786,693)
Balance at December 31, 2006	3,358,444	$33,585	2	$30,000	$185,593,716	$(184,302,969)	$(91,533)	$1,262,799

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	2006	2005 (as restated)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,786,693)	$(1,400,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	413,943	155,229
Compensation cost under employee stock plans	135,854	-
Minority interests in loss of consolidated subsidiary	(151,955)	(48,798)
Gain on sale of precious metal	-	(235,489)
Changes in operating assets and liabilities:
Note receivable	71,087	78,261
Accrued interest receivable	(13,266)	(8,626)
Prepaid expenses and other current assets	(66,400)	66,282
Accounts payable and accrued expenses	92,124	(45,386)
Lease obligation	(28,719)	291,278
Other assets	283	281
Net cash used in operating activities	(1,333,742)	(1,147,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposit	-	(333,000)
Proceeds from sale of precious metal	-	922,659
Net cash used in investing activities	-	589,659

Net decrease in cash and cash equivalents	(1,283,742)	(557,669)
Cash and cash equivalents at beginning of period	2,943,056	3,500,725
Cash and cash equivalents at end of period	$1,659,314	$2,943,056

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset	$ -	$(2,099,716)
Issuance of preferred shares	-	30,000
Issuance of minority interest in consolidated subsidiaries	-	2,069,716
	$ -	$ -

Supplemental disclosure:
Income taxes paid	$ -	$ -
Interest paid	$ 26,156	$ -

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Notes to CONSOLIDATED Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1. ORGANIZATION

THE COMPANY

The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc. and majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures"). G-Nutritional, Inc. is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC was acquired. All significant intercompany balances have been eliminated.

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

At December 31, 2006, the Company had $1,659,314 in cash and cash equivalents compared to $2,943,056 at December 31, 2005. The Company expects to experience negative cash flows for the foreseeable future and has not generated any operating revenue in the last three years. The Company has not yet settled on an operating plan, and can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its obligations over a term longer than one year. The Company believes its current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of financial statements for change in accounting

When the Company and Ventures, entered into a series of agreements with GFPI on August 15, 2005 membership interests were issued to GFPI in Ventures. GFPI simultaneously entered into a Services Agreement with Ventures whereby it would furnish the personal services of Mr. Foreman in exchange for fixed payments with potential bonuses. For accounting purposes, the exchangeable interests were originally treated as compensation expense and valued based on the Company's trading price over the period in which the interests were vested, February 15, 2006. On February 15, 2006, the measurement date, the membership interests were valued at $7,738,938 based on the fair market value of $4.30 per share of the Company's common stock on that date. The offset was classified as a mandatorily redeemable financial instrument. The Company followed SEC Staff Accounting Bulletin Topic 5-G and FAS 150 in accounting for the transaction. Management's original conclusion was that the value obtained from GFPI in August 2005 was mainly in the Services Agreement and therefore the membership interests were issued as compensation to GFPI.

Upon engaging new independent accounts and after further consideration, the Company determined that the previous accounting for the George Foreman transactions as stated above was not in accordance with accounting standards generally accepted in the United States of America and has restated their 2005 financial statements to reflect the transaction as an acquisition of an intangible asset, Mr. Foreman's indicia rights, and the corresponding offset should be a minority interest in the consolidated subsidiary. The Company purchased an asset with the expectation that such asset has significant future value based upon marketing products or services using the name and likeness of George Foreman. As consideration, the Company gave the right to acquire an ownership interest in the Company. Management assessed the fair value based on the trading price of $1.15 per share on August 15, 2005, the date on which all parties had fulfilled all obligations thereunder. Management determined this intangible asset to have a five-year useful life and therefore is amortizing the asset over a five-year period. The five-year useful life is consistent with the terms of the Services Agreement.

The agreements also granted two shares of preferred stock as consideration to George Foreman, Jr. and George Foreman III. The holders thereof, voting separately as a class, are entitled to elect two (2) members of the Company's Board of Directors (the "Board"). These preferred shares were originally not valued. As restated, a fair value of $30,000 was assigned for these two shares.

The following adjustments were made to the consolidated balance sheet as of December 31, 2005, and the consolidated statements of operations and cash flows for the year ended December 31, 2005.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

	As previously stated	Adjustments	As restated
ASSETS
Current assets
Cash and cash equivalents	$2,943,056	-	$2,943,056
Accrued interest receivable	8,626	-	8,626
Note receivable, current portion	76,087	-	76,087
Prepaid expenses and other current assets	36,500	-	36,500
Total current assets	3,064,269	-	3,064,269
Time deposit	333,000	-	333,000
Intangible asset - trade name, net of accumulated amortization of $155,229	-	(1)$2,099,716 (2) (155,229)	1,944,487
Other assets	517	-	517
Total assets	$3,397,786	$1,944,487	$5,342,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$116,439	-	$116,439
Lease obligation, current portion	19,200	-	19,200
	135,639	-	135,639
Long-term liabilities,
Mandatorily redeemable financial instrument of the Subsidiary of the Company	8,818,790	(3)$(8,818,790)	-
Lease obligation, net of current portion	272,078	-	272,078
Total liabilities	9,226,507	(8,818,790)	407,717
Minority interests of consolidated subsidiary	-	(4) 2,020,918	2,020,918
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding	-	(5) 30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding	33,585	-	33,585
Additional paid-in capital	185,457,862	-	185,457,862
Deficit	(191,228,635)	(6) 8,712,359	(182,516,276)
Treasury stock, 69,438 shares at cost	(91,533)	-	(91,533)
Total stockholders' equity (deficiency)	(5,828,721)	8,742,359	2,913,638

Total liabilities and stockholders' equity	$3,397,786	$1,944,487	$5,342,273

(1) To record capitalization of intangible asset.

(2) To record accumulated amortization.

(3) To reverse mandatorily redeemable financial instrument.

(4) To record minority interests in consolidated subsidiary.

(5) To record issuance of two preferred shares of Company stock.

(6) Statement of operations impact of the sum of the adjustments.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

	As previously stated	Adjustments	As restated

Operating expenses,
		(7)$(8,818,790)
General and administrative	$10,196,533	(8) 155,229	$(1,532,972)
Loss from operations	(10,196,533)	(8,663,561)	(1,532,972)

Other:
Interest and dividend income	128,817	-	128,817
Accrued lease obligation	(280,492)	-	(280,492)
Gain on sale of precious metal	235,489	-	235,489
Total other	83,814	-	83,814

Net loss	(10,112,719)	8,663,561	(1,449,158)

Minority interests in loss of consolidated subsidiary	-	(9) 48,798	48,798

Net loss available to common stockholders	$(10,112,719)	$8,712,359	$(1,400,360)

Basic net loss per common share	$(3.07)	$(2.64)	$(0.43)

Basic weighted average shares outstanding	3,289,006	-	3,289,006

Diluted net loss per common share	$(3.07)	$(2.64)	$(0.43)

Diluted weighted average shares outstanding	5,224,091	-	5,224,091

(7) To reverse compensation expense.

(8) To record amortization expense.

(9) To record loss attributable to minority interest in consolidated subsidiary.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	As previously stated	Adjustments	As restated
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(10,112,719)	$8,712,359	$(1,400,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	155,229	155,229
Mandatorily redeemable financial instrument	8,818,790	(8,818,790)	-
Gain on sale of precious metal	(235,489)	-	(235,489)
Minority interest in loss of consolidated subsidiary	-	(48,798)	(48,798)
Changes in operating assets and liabilities:
Note receivable	78,261	-	78,261
Accrued interest receivable	(8,626)		(8,626)
Prepaid expenses and other current assets	66,282	-	66,282
Accounts payable and accrued expenses	(45,386)	-	(45,386)
Lease obligation	291,278	-	291,278
Other Assets	281	-	281
Net cash used in operating activities	(1,147,328)	-	(1,147,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposit	(333,000)	-	(333,000)
Proceeds from sale of precious metal	922,659	-	922,659
Net cash provided by investing activities	589,659	-	589,659

Net decrease in cash and cash equivalents	(557,669)	-	(557,669)
Cash and cash equivalents at beginning of period	3,500,725	-	3,500,725
Cash and cash equivalents at end of period	$2,943,056	-	$2,943,056

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset	$ -	$(2,099,716)	$(2,099,716)
Issuance of preferred shares	-	30,000	30,000
Issuance of minority interest in consolidated subsidiary	-	2,069,716	2,069,716
	$ -	$ -	$ -

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. A portion of the Company's cash balances is held in an account managed by JMI, which is wholly owned by a Co-Chairman of the Board of the Company. The Company has $1,604,833 invested in a money market account at December 31, 2006, which is not insured. In addition, the Company has approximately $234,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

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

STOCK BASED COMPENSATION

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods.

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

Had compensation cost for the employee stock option plan been determined consistent with SFAS No. 123 and SFAS No. 148, net loss available to common shareholders and loss per share would have been changed to the pro forma amounts discussed below:

	For the year ended
	December 31,
	2006	2005 as restated
Net loss available to common shareholders, as reported:	$(1,786,693)	$(1,400,360)
Add:
Stock based employee compensation expense included in net loss	135,854	-
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	(135,854)	(1,160,152)
Net loss available to common shareholders	$(1,786,693)	$(2,560,512)

Weighted average shares outstanding used to compute basic earnings per common share	3,289,006	3,289,006
Minority interests in consolidated subsidiary convertible into common shares	1,799,753	1,799,753
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	150,207	146,047
Shares used to compute dilutive effect of stock option	5,238,966	5,234,806

Basic net loss per common share
As reported and pro forma	$(0.54)	$(0.43)

Diluted net loss per common share:
As reported and pro forma	$(0.54)	$(0.43)

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

NET LOSS PER SHARE

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the loss of the Company. Diluted net loss per share excludes unexercised stock options as the computation would be anti-dilutive. Unexercised stock options to purchase 733,392 and 758,392 shares of the Company's common stock as of December 31, 2006 and 2005 respectively, were excluded in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the Company's common stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to future cash flows associated with impairment, testing for long-lived assets. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to apply FIN 48 effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a significant impact on its financial position or results of operations.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements, ("FASB 157"). FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FASB 157 does not require any new fair value measurements. The Company is required to apply FASB 157 in the first interim or annual reporting that begins after November 15, 2007. The Company is still evaluating the impact of adopting FASB 157.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FASB 159"). Under FASB 159 entities are provided with an option to report selected financial assets and liabilities at fair value. The standard permits an entity to elect the fair value option on an instrument-by-instrument basis; and once the election is made, it is irrevocable. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB 159 does not eliminate disclosure requirements included in other accounting standards, such as the requirements for disclosures about fair value measurements included in FASB 157. The Company is required to apply FASB 159 in the fiscal year that begins after November 15, 2007. The Company is still evaluating the impact of FASB 159.

3. PRECIOUS METAL

As of December 31, 2004 the Company owned 2,200 ounces of gold bullion. During 2005, the Company sold these 2,200 ounces of gold bullion for $922,659 and realized a gain of $235,489.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2006 and December 31, 2005 were $102,900 and $36,500, respectively. Prepaid insurance of $32,500 and $36,500 at December 31, 2006 and 2005, respectively is included in prepaid expenses. The amount represents prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy. At December 31, 2006, there was $70,400 in prepaid advertising costs, related to the production of an infomercial that has not aired as of December 31, 2006. These costs will be expensed the first time the infomercial airs.

5. INTANGIBLE ASSETS

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

Intangible assets that are subject to amortization are evaluated for impairment. The Company uses a non-discounted cash flow analysis method of assessing impairment of these assets. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of the projected non-discounted cash flows. Should our actual cash flows generated from these assets not meet our expected projected cash flows, we could incur impairment charges relating to these intangible assets in the future.

6. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit for $333,000, collateralized by a time deposit in that amount, has been established to secure the Company's payment to the landlord. Provided that no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007.

7. STOCK OPTION PLAN

The 1996 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the stockholders in 1996 and terminated on July 2, 2006. The purpose of the Plan was to promote the long-term growth and profitability of the Company by providing key people with incentives to contribute to the growth and financial success of the Company. The aggregate number of shares of common stock for which options may have been granted under the Plan could not exceed 6,500,000 shares as voted on by a majority of the stockholders during the 2000 annual stockholder meeting.

On March 30, 2006 the Company issued 10,000 options at an exercise price of $3.64 per share to a non-employee member of its Board of Directors. The options vested immediately and expire ten years after the initial grant date.

Option activity during the years ended December 31, 2006 and 2005 is as follows:
	2006			2005
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	758,392	$ 3.31	$2,513,134	91,892	$ 28.24
Options granted	10,000	3.64	36,400	705,000	3.13
Options canceled or expired	(35,000)	(2.08)	(72,870)	(38,500)	(59.40)
Outstanding at end of year	733,392	$ 3.38	$2,476,664	758,392	$ 3.31
Exercisable at end of year	733,392	$ 3.38	$2,476,664	688,392	$ 3.17

Weighted average grant date fair value of options granted during the year		$ 2.86			$ 3.58

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/06	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable as of 12/31/06	Weighted-Average Exercise Price
$1.08	215,000	8.63	$1.08	215,000	$1.08
$1.36	7,500	1.58	$1.36	7,500	$1.36
$3.64	10,000	9.25	$3.64	10,500	$3.64
$3.80	370,000	8.88	$3.80	370,000	$3.80
$4.72	120,000	9.01	$4.72	120,000	$4.72
$20.70	10,892	1.89	$20.70	10,892	$20.70
	733,392	8.65	$3.38	733,392	$3.38

Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. Compensation cost totaling $135,854 was recognized during the year ended December 31, 2006, as an adjustment to additional paid in capital.

The fair value of each option award is estimated at the date of the grant using a Black-Scholes option- pricing model. At December 31, 2006 and 2005, expected volatility was 64.4%; the expected term of options granted is ten years; expected dividends are zero; and the risk-free rate was 4.56% based on the U.S. Treasury curve in effect at the time of the grant.

The following table summarizes the pro-forma effect on net loss, cash flows from operating activities, cash flows from financing activities and loss per share of adopting FAS 123R for the year ended December 31, 2006.

2006
Net loss available to common shareholders, as reported:	$(1,786,693)
Stock based employee compensation expense recognized as a result of adoption of FAS 123R	135,854
Pro forma net loss	$(1,650,839)

Cash flows used in operating activities, as reported	$(1,333,742)
Stock based employee compensation expense recognized as a result of adoption of FAS 123R	135,854
Pro forma cash flows used in operating activities	$(1,197,888)

Cash flows provided by financing activities, as reported	$ 50,000
Stock based employee compensation expense recognized as a result of adoption of FAS 123R	-
Pro forma cash flows provided by financing activities	$ 50,000

Basic loss per weighted average combined share, as reported	$ (0.54)
Stock based employee compensation expense recognized as a result of adoption of FAS 123R	0.04
Basic loss per weighted average combined share, as pro forma	$ (0.50)

Diluted loss per weighted average combined share, as reported	$ (0.54)
Stock based employee compensation expense recognized as a result of adoption of FAS 123R	0.04
Diluted loss per weighted average combined share, as pro forma	$ (0.50)

On July 30, 2003 the Company changed from a stock/option based compensation plan to a cash based compensation plan for directors. Independent directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment. Each independent director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

8. INCOME TAXES

At December 31, 2006, the Company had net operating loss carry-forwards of $93.7 million. The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carry-forwards will expire principally in the years 2021 through 2026. As the Company has not generated any operating revenues during recent years and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded. The change in the valuation allowance was $617,000 in 2006 and $483,000 in 2005. There was no current or deferred provision for income taxes for the years ended December 31, 2006 and 2005.

The remainder of the net operating loss carry-forward also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the net operating loss carry-forward therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

Net deferred tax assets consist of:
	December 31,
	2006	2005 (as restated)
Deferred tax assets
Intangible assets - trade name	$ 141,000	$ 38,000
Net operating loss carry-forward	35,040,000	34,526,000
Deferred tax assets before valuation allowance	35,181,000	34,564,000
Less valuation allowance	(35,181,000)	(34,564,000)
Net deferred tax assets	$ -	$ -

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

	2006	2005 (as restated)
Expected federal tax benefit at federal statutory tax rate	$(607,000)	$(476,000)
Expected state benefit, net of federal benefit	(10,000)	(7,000)
Increase in valuation allowance	617,000	483,000
	$ -	$ -

9. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures' loss has not been included in the consolidated financial statements of the Company. Vitaquest's minority portion of future profits and losses in Vita Ventures will not be included in the consolidated financial statements of the Company. Because a portion of the capital contributions have not been made by either party as of December 31, 2006, the minority interests in Ventures has not been adjusted to reflect any contribution receivable of Vita Ventures. At December 31, 2006, $50,000 was contributed by each member, and therefore, $50,000 is recognized as an increase in minority interests in consolidated subsidiaries.

10. RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company retained JMI, a related party controlled by our Chief Executive Officer, to serve as a consultant for $21,500 per month. After the Foreman transaction, the Company reduced the monthly consulting fee to $4,167, effective August 15, 2005. The Company's principal executive offices are in a space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, a company controlled by Mr. Holtzman. Mr. Foreman, Co-Chairman of the Board, received a monthly payment of $10,000 from Ventures for his services beginning August 15, 2005. For the years ended December 31, 2006 and 2005, the Company expensed approximately $170,000 and $259,000, respectively, in payments to related parties. Of these totals, $50,000 and $214,000 related to JMI for the years ended December 31, 2006 and 2005, respectively, while the remainder related to George Foreman.

11. CONTINGENT SHARES

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

12. SUBSEQUENT EVENTS

On April 20, 2007, Ventures entered into an agreement with In Stride L.L.C., Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures with an initial capital contribution of $501, In Stride owns 47.9% of the membership interest of InStride Ventures with an initial contribution of $479 and Messrs. Rice and Koester each owns 1% of the membership interest of InStride Ventures with an initial capital contribution of $10 each. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.

On June 12, 2007 Ventures and KnowFat Franchise Company, Inc. ("KnowFat") agreed to waive or amend certain unsatisfied conditions and consummate a previously contingent proposed transaction pursuant to which Ventures would grant KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat with the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.

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

Item 8. Changes In and Disagreements with accountants on

               accounting and financial disclosure

None.

ITEM 8A. CONTROLS AND PROCEDURES.

In connection with the audit of our consolidated financial statements of the Company as of and for the year ended December 31, 2006, our auditors identified and reported to the audit committee of our board of directors material weaknesses under standards established by the Public Company Accounting Oversight Board ("PCAOB"). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. Our auditors noted the following significant deficiencies that they believe to be material weaknesses.

Based upon their audit, it is their opinion that internal controls over the financial reporting process are not operating effectively. In particular, a material misstatement to the financial statements was made in the prior year related to a significant and unusual transaction, for which no conclusions were documented as to the proper accounting, reporting and disclosure of such transaction. This resulted in a restatement of the consolidated financial statements for the current year ended by increasing reported equity and the 2005 operating results by approximately $8,700,000. In addition, the Company's current information technology system is limited in its ability to capture and process complete and accurate financial data. Specifically, the process of consolidating the various subsidiaries' general ledger data, accounting for minority interests, and recording eliminating journal entries in order to consolidate the data is done manually in a spreadsheet format. The complexity of the Company's consolidation process in a manual spreadsheet setting, lends itself to errors and omissions that may occur and go undetected.

The material weaknesses identified above, if unaddressed, could result in errors in the Company's financial statements.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal controls over financial reporting as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be reported and disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms or that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required reporting and disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as disclosed above, there have been no changes in the Company's control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company will evaluate the material weaknesses and will take all necessary action to correct the internal control deficiencies identified. The Company has hired another certified public accountant to assist in the financial reporting process and has also retained the services of a public accounting firm to provide expertise on financial statement preparation and SEC filing obligations. The Company will also further develop and enhance their internal control policies, systems and staff to allow the Company to mitigate the risk that material accounting errors might go undetected and be included in the Company's financial statements. Unless the material weaknesses described above are remedied, there can be no assurance that management will be able to assert that the Company's internal control over financial reporting is effective in the management report required to be included in the annual report on Form 10-KSB for the year ended December 31, 2007, pursuant to the rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, when those rules take effect.

ITEM 8B. OTHER INFORMATION.

None.

PART III

Item 9. Directors and Executive Officers OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding the directors and executive officers of the Company.

Name	Age	Position
Seymour Holtzman	71	Director, Chief Executive Officer and Co-Chairman of the Board
George Foreman	58	Director and Co-Chairman of the Board
Efrem Gerszberg	33	Director and President
Jesse Choper	72	Director
George Foreman, Jr.	32	Director
Jeremy Anderson	37	Chief Financial Officer

Seymour Holtzman is Chief Executive Officer and Co-Chairman of the Board of the Company and has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., formerly a New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and Chief Executive Officer of Gruen Marketing Corp, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has operated Jewelcor Management, Inc, a private company primarily involved in investment and management services. Mr. Holtzman is currently a Director and the Chairman of the Board of Casual Male Retail Group, Inc. (NASDAQ:CMRG); and Chairman of the Board of Web.com, Inc. (OTC:A"WWWW"), formerly Interland, Inc.

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

Efrem Gerszberg is President of the Company and has served in such capacity since May 2004 and has served as a member of our Board of Directors since August 15, 2005. In addition to the Company, Mr. Gerszberg is currently a member of the Board of Directors of Web.com. (NASDAQ:WWWW). Since 2003, Mr. Gerszberg has been the Chief Operating Officer of Jewelcor Management, Inc. an entity primarily engaged in investment and management services. Since its inception in 1993, Mr. Gerszberg has served on the Board of Directors and Strategic Advisory Panel of Ecko Unlimited, a privately held young men's apparel company. Mr. Gerszberg earned his Juris Doctor degree from Rutgers University School of Law.

Jesse Choper has served as a member of the Company's Board of Directors since May 2001. Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law where he has taught since 1965. Professor Choper was the Dean of the Law School from 1982 to 1992. He has been a visiting professor at Harvard Law School, Fordham Law School, University of Milan in Italy Law School and Universitad Autonoma Law School in Barcelona, Spain. From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren. He is a widely recognized author, lecturer, consultant and commentator on issues of Constitution Law and Corporation Law. Mr. Choper is also a member of the Board of Directors of Casual Male Retail Group Inc. (NASDAQ:CMRG).

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

Jeremy Anderson, CPA is the Chief Financial Officer of the Company and served as a consultant in the position of Chief Financial Officer from August 2004 to August 2005. Mr. Anderson also serves as the Chief Financial Officer of Jewelcor Management, Inc. Before that, Mr. Anderson was the assistant Treasurer at Leslie Fay Companies, a women's apparel retailer. From 1997 to 2003, he worked in public accounting with Kronick Kalada Berdy & Co. P.C. Mr. Anderson earned his B.S. in accounting from Villanova University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2006, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, except as follows: (i) Efrem Gersberg, a director of the Company and its President, filed late a report on Form 4 on January 3, 2006, relating to his acquisition of certain options to purchase shares of common stock of the Company granted on December 27, 2005.

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

Item 10. Executive Compensation.

The following table sets forth certain compensation information for the following individuals for the two most recently completed fiscal years ended December 31, 2006 and 2005. None of the outstanding options were repriced or modified in the last fiscal year. There are no outstanding grants at December 31, 2006. No other compensation was paid to our named executive officers other than the compensation set forth below.

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (4) (g)	Nonqualified Deferred Compensation Earnings	All other compensation ($) (i)	Total ($) (j)

Seymour Holtzman, CEO and Co-Chairman of the Board (1)	2006 2005	$100,000 $34,615	-- --	-- --	-- $913,900	-- --	-- --	-- --	$100,000 $948,515

George Foreman, Co-Chairman of the Board (2)	2006 2005	$120,000 $45,000	-- --	-- --	-- $492,100	-- --	-- --	-- --	$120,000 $537,100

Efrem Gerszberg, President (3)	2006 2005	$150,000 $91,973	-- --	-- --	-- $129,600	-- --	-- --	-- --	$150,000 $221,573

George Foreman, Jr., Sr Executive Vice President (4)	2006 2005	$150,000 $51,923	-- --	-- --	-- $182,000	-- --	-- --	-- --	$150,000 $233,923

Jeremy Anderson, CFO (5)	2006 2005	$35,000 $12,115	-- --	-- --	-- $3,200	-- --	-- --	-- --	$35,000 $15,315

Notes to summary compensation table:

(1) Mr. Holtzman has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman was appointed Chief Executive Officer on May 19, 2004. From that date until August 15, 2005, Mr. Holtzman was paid for his services through the Company's consulting agreement with JMI, an entity controlled by Mr. Holtzman. During this period, the Company paid JMI $26,500 per month for certain administrative services including those of Mr. Holtzman. On August 15, 2005, the amount paid to JMI for administrative services was reduced to $4,167 per month. On August 15, 2005, the independent members of the board of directors of the Company resolved to pay Mr. Holtzman an annual base salary of $100,000 per year payable on a pro rata basis for the remainder of 2005. As of January 1, 2006, Mr. Holtzman has been paid for his services to the Company by Foreman Management at a base salary of $100,000 per year. In addition, Mr. Holtzman was granted 240,500 options on November 15, 2005, immediately exercisable at $3.80 and expiring on November 15, 2015. Mr. Holtzman currently does not have an employment agreement with the Company or Foreman Management.

(2) Mr. Foreman was appointed Co-Chairman of the Board of the Company on August 15, 2005. As of August 15, 2005, Ventures entered into a services agreement to pay Mr. Foreman $120,000 per year payable in monthly installments. Foreman was granted 129,500 options on November 15, 2005, immediately exercisable at $3.80 and expiring on November 15, 2015.

(3) Mr. Gerszberg was appointed President on May 19, 2004. As of such date, the Company paid Mr. Gerszberg a base salary of $45,000 per year. As of August 15, 2005, the Company increased Mr. Gerszberg's base salary to $150,000 per year payable at a pro rata basis for the remainder of 2005. Since January 1, 2006, Mr. Gerszberg has been paid for his services to the Company by Foreman Management at a base salary of $150,000 per year. In addition, Mr. Gerszberg was granted 145,000 options on August 15, 2005, exercisable on or after November 15, 2005 at $1.08 and expiring on August 15, 2015. Mr. Gerszberg was also granted 20,000 options on December 27, 2005, exercisable on or after January 3, 2006 at $4.72 and expiring on December 27, 2015. Mr. Gerszberg does not currently have an employment agreement with the Company or Foreman Management.

(4) Mr. Foreman, Jr. was appointed Sr. Executive Vice President on August 15, 2005. As of August 15, 2005, Ventures entered into an employment agreement to pay Mr. Foreman, Jr. a base salary of $150,000 per year payable on a pro rata basis for the remainder of 2005. Since January 1, 2006, pursuant to an employment agreement with Foreman Management, Mr. Foreman, Jr. has been paid for his services to the Company by Foreman Management at a base salary of $150,000 per year. The term of the agreement with Foreman Management is five years with automatic extensions of one or more additional five-year periods unless Foreman Management or Mr. Foreman, Jr. gives written notice to the other party not less than one hundred twenty days prior to the end of the term. In addition, Mr. Foreman, Jr. was granted 7,500 options on August 15, 2005, exercisable on or after November 15, 2005 at $1.08 and expiring on August 15, 2015. Mr. Foreman, Jr. was also granted 50,000 options on December 27, 2005, 25,000 immediately exercisable and 25,000 exercisable on or after January 3, 2006 at $4.72 and expiring on December 27, 2015.

(5) Mr. Anderson was appointed Chief Financial Officer on August 16, 2004. From that date until August 15, 2005, Mr. Anderson was paid for his services through the Company's consulting agreement with JMI. From August 15, 2005, the Company paid Mr. Anderson an annual base salary of $35,000 per year on a pro rata basis for the remainder of 2005. As of January 1, 2006, Mr. Anderson has been paid for his services to the Company by Foreman Management at a base salary of $35,000 per year. In addition, Mr. Anderson was granted 8,000 options on August 15, 2005, exercisable on or after November 15, 2005 at $1.08 and expiring on August 15, 2015. Mr. Anderson does not currently have an employment agreement with the Company or Foreman Management.

Outstanding Equity Awards at Fiscal Year End

None of the Named Executive Officers exercised any stock options during 2006.
	Option awards
Name (a)	No. of Securities Underlying Unexercised Options at FY-End (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
	Exercisable (b)	Unexercisable (c)
Seymour Holtzman	240,500	0	0	$3.80	11/15/2015
George Foreman	129,500	0	0	$3.80	11/15/2015
George Foreman, Jr.	7,500	0	0	$1.08	8/15/2015
	50,000	0	0	$4.72	12/27/2015
Efrem Gerszberg	145,000	0	0	$1.08	8/15/2015
	20,000	0	0	$4.72	12/27/2015
Jeremy Anderson	8,000	0	0	$1.08	8/15/2015

	Stock awards
Name (a)	Number of shares or units or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Seymour Holtzman	0	0	0	0
George Foreman	0	0	0	0
George Foreman, Jr.	0	0	0	0
Efrem Gerszberg	0	0	0	0
Jeremy Anderson	0	0	0	0

Currently, no plans provide for retirement benefits and there are no contracts or arrangements that provide for payment upon termination or change of control.

Director Compensation
Name (a)	Fees earned or paid in cash (b)	Stock awards($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All other compensation ($) (g)	Total ($) (h)
Jesse Choper	$14,500	--	$28,602	--	--	--	$43,102

Independent directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment. Each independent director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

Consulting Agreements

Pursuant to the terms of a consulting arrangement, JMI provides the Company with the assistance of certain JMI employees and the use of office space and administrative services. In consideration of the foregoing, the Company pays JMI a $4,167 monthly fee.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of July 26, 2007, by (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Executive Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of July 26, 2007, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors or executive officers not included in the table below do not hold Company securities.
Name and Address	Number of Shares	Percent of Total Shares Outstanding(1)
Officers and Directors
Jeremy Anderson	8,000(2)	*
Jesse Choper	31,659(3)	1%
George Foreman	1,929,253(4)	37%
George Foreman, Jr.	59,500(5)	2%
Efrem Gerszberg	195,000(6)	6%
Seymour Holtzman	1,841,047(7)	52%
All executive officers and directors as a group (6 persons)	4,064,459(8)	71%

* Less than 1%
(1)	Percentage of beneficial ownership is calculated assuming 3,289,006 shares of were outstanding on July 26, 2007.
(2)	Includes options to purchase 8,000 shares of common stock.
(3)	Includes options to purchase 25,000 shares of common stock; and 6,659 shares of common stock.
(4)

Includes Mr. Foreman's and GFPI's membership interests of Ventures which can be, at Mr. Foreman's option, exchangeable into 1,799,753 shares of common stock of the Company; and options to purchase 129,500 shares of common stock.

(5)	Includes options to purchase 57,500 shares of common stock.
(6)	Includes options to purchase 165,000 shares of common stock.
(7)

Includes 190,313 shares acquired by the Holtzman Opportunity Fund, L.P., of which the general partner's sole member is SH Independence, LLC; and options to purchase 240,500 shares of common stock . Seymour Holtzman is the sole member of SH Independence, LLC.

(8)	See notes (2)-(7).

ITEM 12. Certain Relationships and Related Transactions.

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

10.9	Amended and Restated Limited Liability Company Agreement of George Foreman Ventures LLC, dated August 15, 2005.(4)
10.10	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman, Jr.(4)
10.11	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman III.(4)
23.1	Consent of Kronick Kalada Berdy & Co.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)

Previously filed as an exhibit to the Company's Form 8-K filed on August 15, 2005 and incorporated herein by reference

ITEM 14.  Principal Accountant Fees and Services.

Audit Fees

The Company's predecessor auditors, Kronick Kalada Berdy and Co, P.C. billed the Company $28,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2005. Kronick Kalada Berdy and Co, P.C. auditors billed the Company $3,000 for the independent reviews of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006.  Kronick Kalada Berdy and Co, P.C. auditors billed the Company $5,000 for the independent reviews of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2005.  Parente Randolph LLC billed the company $12,000 for the nine month review for September 30, 2006.

Audit Related Fees

There were no billings in 2006 and 2005 for audit related fees.

Tax Fees

There were no billings in 2006 and 2005 for tax fees.

All Other Fees

BDO Seidman LLC billed the Company $1,602 in 2006 relating to consultations with management regarding the Foreman transaction. Kronick Kalada Berdy & Co., PC billed the Company $853 in 2005 for consulting services.

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

July 27, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

 /s/ SEYMOUR HOLTZMAN
Seymour Holtzman

Chief Executive Officer and Director

July 27, 2007

 /s/ GEORGE FOREMAN
George Foreman

Director

July 27, 2007

 /s/ EFREM GERSZBERG
Efrem Gerszberg

President

July 27, 2007

 /s/ GEORGE FOREMAN, JR.
George Foreman, Jr.

Director

July 27, 2007

 /s/ JESSE CHOPER
Jesse Choper

Director

July 27, 2007

 /s/ JEREMY ANDERSON
Jeremy Anderson

Chief Financial Officer

July 27, 2007