Form 10QSB
period 2007-03-31
George Foreman Enterprises Inc
filed 2007-07-27
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

As of July 26, 2007, 3,289,006 shares of the issuer's common stock, par value $0.01, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,338,595	$1,659,314
Time deposit	90,000	90,000
Accrued interest receivable	25,242	21,892
Note receivable	-	5,000
Prepaid expenses and other current assets	153,759	102,900
Total current assets	1,607,596	1,879,106
Time deposit, net of current portion	243,000	243,000
Intangible asset trade name net of accumulated amortization of $672,658 as of March 31, 2007 and $569,172 as of December 31, 2006	1,427,058	1,530,544

Other assets	164	234
Total assets	$3,277,818	$3,652,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$352,753	$208,564
Lease obligation, current portion	78,381	77,217
	431,134	285,781
Long-term liabilities,
Lease obligation, net of current portion	165,210	185,342
Total liabilities	596,344	471,123
Minority interests in consolidated subsidiaries	1,874,052	1,918,962
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at March 31, 2007 and December 31, 2006 and 3,289,006 shares outstanding at March 31, 2007 and December 31, 2006	33,585	33,585
Additional paid-in capital	185,593,716	185,593,716
Deficit	(184,758,346)	(184,302,969)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity	807,422	1,262,799
Total liabilities and stockholders' equity	$3,377,818	$3,652,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2007	2006 (As restated)
Operating expenses,
General and administrative	$ 516,685	$ 562,035
Loss from operations	(516,685)	(562,035)

Other income
Interest income, net of interest expense of $3,730 and $4,207 in 2007 and 2006, respectively	16,398	25,673

Net loss	(500,287)	(536,362)

Minority interests in loss of consolidated subsidiaries	44,910	21,899

Net loss available to common stockholders	$(455,377)	$(514,463)

Basic net loss per common share	$(0.14)	$(0.15)

Basic weighted average shares outstanding	3,289,006	3,289,006

Diluted net loss per common share	$(0.14)	$(0.15)

Diluted weighted average shares outstanding	5,240,382	5,320,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2007	2006 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (455,377)	$ (514,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	103,556	103,556
Compensation cost under employee stock plans	-	135,854
Minority interests in loss of consolidated subsidiaries	(44,910)	(21,899)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,350)	(3,224)
Note receivable	5,000	19,565
Prepaid expenses and other current assets	(50,859)	19,000
Accounts payable and accrued expenses	144,189	45,973
Lease obligation	(18,968)	4,207
Net cash used in operating activities	(320,719)	(211,431)

Net decrease in cash and cash equivalents	(320,719)	(211,431)
Cash and cash equivalents at beginning of period	1,659,314	2,943,056
Cash and cash equivalents at end of period	$1,338,595	$2,731,625

Supplemental disclosure:
Income taxes paid	$ -	$ -
Interest paid	$ 3,825	$ -

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The Company has restated its March 31, 2006 financial statements to reflect the acquisition of an intangible asset. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. All significant intercompany balances have been eliminated.

Restatement of Financial Statements for Change in Accounting

When the Company and Ventures entered into a series of agreements with GFPI on August 15, 2005 membership interests in Ventures exchangeable into shares of the Company's common stock were issued to GFPI. GFPI simultaneously entered into a Services Agreement with Ventures whereby it would furnish the personal services of Mr. Foreman in exchange for fixed payments with potential bonuses. For accounting purposes, the exchangeable interests were originally treated as compensation expense and valued based on the trading price of the Company's common stock over the period in which the interests were vested, February 15, 2006. On February 15, 2006, the measurement date, the membership interests were valued at $7,738,938 based on the fair market value of $4.30 per share of the Company's common stock on that date. The offset was classified as a mandatorily redeemable financial instrument. The Company followed SEC Staff Accounting Bulletin Topic 5-G and FAS 150 in accounting for the transaction. Management's original conclusion was that the value obtained from GFPI in August 2005 was mainly in the Services Agreement and therefore the membership interests were issued as compensation to GFPI.

Upon engaging new independent accountants and after further consideration, the Company determined that the previous accounting for the George Foreman transactions as stated above was not in accordance with accounting standards generally accepted in the United States of America and has restated its 2005 financial statements to reflect the acquisition of an intangible asset, Mr. Foreman's indicia rights, and the corresponding offset should be a minority interest in the consolidated subsidiary. The Company purchased an asset with the expectation that such asset has significant future value based upon marketing products or services using the name and likeness of George Foreman. As consideration, the Company gave the right to acquire an ownership interest in the Company. Management assessed the fair value based on the trading price of the Company's common stock of $1.15 per share on August 15, 2005, the date on which all parties had fulfilled all obligations thereunder. Management determined this intangible asset to have a five-year useful life and therefore is amortizing the asset over a five-year period. The five-year useful life is consistent with the terms of the Services Agreement.

The agreements also granted two shares of preferred stock as consideration to George Foreman, Jr. and George Foreman III. Each preferred share entitles the holder to elect one of the six Directors of the Company. These preferred shares were originally not valued. As restated, a fair value of $30,000 was assigned for these two shares.

The following adjustments were made to the consolidated balance sheet as of March 31, 2006, and the consolidated statements of operations and cash flows for three months ended March 31, 2006.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(UNAUDITED)

	As previously stated	Adjustments	As restated
ASSETS
Current assets
Cash and cash equivalents	$2,731,625	-	$2,731,625
Accrued interest receivable	11,850	-	11,850
Note receivable, current portion	56,522	-	56,522
Prepaid expenses and other current assets	17,500	-	17,500
Total current assets	2,817,497	-	2,817,497
Time deposit	333,000	-	333,000
Intangible asset - trade name, net of accumulated amortization of $258,715	-	$2,099,716 (258,715)	1,841,001
Other assets	446	-	446
Total assets	$3,150,943	$1,841,001	$4,991,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$162,412	-	$162,412
Lease obligation, current portion	38,113	-	38,113
	200,525	-	200,525
Long-term liabilities,
Mandatorily redeemable financial instrument of subsidiary of the Company	7,738,938	(3)$(7,738,938)	-
Lease obligation, net of current portion	257,372	-	257,372
Total liabilities	8,196,835	(7,738,938)	457,897
Minority interests in consolidated subsidiary	-	(4) 1,829,224	1,829,224
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding	-	(5) 30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding	33,585	-	33,585
Additional paid-in capital	185,593,716	-	185,593,716
Deficit	(190,581,660)	(6) 7,720,715	(182,860,945)
Treasury stock, 69,438 shares at cost	(91,533)	-	(91,533)
Total stockholders' equity (deficiency)	(5,045,892)	7,720,715	2,704,823

Total liabilities and stockholders' equity	$3,150,943	$1,841,001	$4,991,944

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	Three months ended March 31, 2006
	As previously stated	Adjustments	As restated

Operating expenses (income),
		(7) $1,079,852
General and administrative	$(621,302)	(8) 103,485	$562,035
Income (loss) from operations	$621,302	(1,183,337)	(562,035)

Other:
Interest income	25,673	-	25,673

Net income (loss)	646,975	(1,183,337)	(536,362)

Minority interests in loss of consolidated subsidiary	-	21,899	21,899

Net income (loss) available to common stockholders	$ 646,975	$(1,161,438)	$ (514,463)

Basic net income (loss) per common share	$ 0.20	($0.35)	($0.15)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006

Diluted net income (loss) per common share	$ 0.12	($0.27)	($0.15)

Diluted weighted average shares outstanding	5,320,006	5,320,006	5,320,006

Explanation of adjustments:

(1) To record capitalization of intangible asset.

(2) To record accumulated amortization.

(3) To reverse mandatorily redeemable financial instrument.

(4) To record minority interests in consolidated subsidiary.

(5) To record issuance of two preferred shares of Company stock.

(6) Retained earnings impact of the sum of the adjustments.

(7) To reverse change in fair value of mandatorily redeemable financial instrument.

(8) To record amortization expense.

(9) To record loss attributable to minority interests in consolidated subsidiary.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	As previously stated	Adjustments	As restated
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$646,975	$(1,161,438)	$(514,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	103,485	103,485
Compensation cost under employee stock plans	135,854	-	135,854
Minority interests in loss of consolidated subsidiary		(21,899)	(21,899)
Changes in operating assets and liabilities:
Note receivable	19,565	-	19,565
Accrued interest receivable	(3,224)	-	(3,224)
Prepaid expenses and other current assets	19,000	-	19,000
Accounts payable and accrued expenses	45,973	-	45,973
Lease obligation	4,207	-	4,207
Mandatorily redeemable financial instrument of
subsidiary of the Company	(1,079,852)	1,079,852	-
Other assets	71	-	71
Net cash used in operating activities	$ (211,431)	$ -	$ (211,431)

Net decrease in cash and cash equivalents	(211,431)	-	(211,431)
Cash and cash equivalents at beginning of period	2,943,056	-	2,943,056
Cash and cash equivalents at end of period	$2,731,625	$ -	$2,731,625

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $1,269,537 invested in a money market account at March 31, 2007, which is not insured. In addition, the Company has approximately $236,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

Income Taxes

Effective for the quarter ended March 31, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires the Company to clarify its accounting for uncertainty in income taxes recognized in its financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN48 had no significant impact on the consolidated financial statements of the Company.

The Company's policy for classifying interest and penalties resulting from income taxes is to recognize interest as interest expense and recognize penalties as general and administrative expenses in its financial statements. As of and for the three months ended March 31, 2007, no interest and penalties have been accrued in the consolidated balance sheet and no expense has been incurred in the consolidated statement of operations. For the period ended March 31, 2007, the Company has no unrecognized tax benefits resulting from tax positions taken, or tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease.

At March 31, 2007, the Company has unsettled federal tax returns for the calendar years of 2005 and 2006, and unsettled state tax returns for the calendar years of 2005 and 2006 in the States of New York and Pennsylvania.

Stock-Based Compensation

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. Compensation cost totaling $135,854 was recognized during the three months ended March 31, 2006 as an adjustment to additional paid-in capital. There was no option activity to report in 2007.

Net loss per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of March 31, 2007, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to future cash flows associated with impairment testing for long-lived assets. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

3. TIME DEPOSIT

On May 2, 2005, in connection with the Assignment and Termination Agreement (see Note 6 below) the Company opened a certificate of deposit for $333,000 with Wachovia Bank. The deposit accrues interest at a rate of 3.81% per annum with a maturity date of July 15, 2007. Unpaid interest of $25,242 has been accrued at March 31, 2007.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2007 and December 31, 2006 were $153,759 and $102,900, respectively. Balances of $16,250 and $32,500 at March 31, 2007 and at December 31, 2006 respectively, represent prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy. The remainder represents prepaid advertising costs related to an infomercial that has not aired as of March 31, 2007. These costs will be expensed the first time the infomercial airs.

5. INTANGIBLE ASSETS - TRADE NAME

On August 15, 2005, the Company and Ventures, entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. The initial capital contribution of intellectual property by Mr. Foreman and George Foreman Productions, Inc. was valued for consolidated financial statement purposes at $2,099,716. The intangible asset is being amortized over its five year estimated useful life.

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

7. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures' loss has not been included in the consolidated financial statements of the Company. Vitaquest's, the minority member of Vita Ventures, minority portion of future profits and losses in Vita Ventures will not be included in the consolidated financial statements of the Company. Because a portion of the capital contributions to Vita Ventures have not been made by either party as of March 31, 2007, the minority interests in Ventures have not been adjusted to reflect any contribution receivable of Vita Ventures.

8. RELATED PARTY TRANSACTIONS

The Company retains Jewelcor Management Inc. ("JMI") to serve as a consultant for $4,167 per month. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

9. CONTINGENT SHARES

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

On September 7, 2006, G-Nutritional, LLC ("G-Nutritional"), an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, LLC ("Vita Ventures"), under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures, with an initial capital contribution of $175,350, and Vitaquest owns 49.9% of the membership interests of Vita Ventures, with an initial capital contribution of $174,650. A portion of each member's initial capital contribution had not been made as of March 31, 2007 and therefore in accordance with Emerging Issues Task Force No. 85-1, classifying Notes Received for Capital Stock, no assets or minority interests have been recorded at March 31, 2007 to reflect the unpaid capital contributions in Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products.

On April 20, 2007, Ventures, a majority controlled subsidiary of George Foreman Enterprises, Inc., entered into an agreement with In Stride L.L.C., Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures with an initial capital contribution of $501, In Stride owns 47.9% of the membership interest of InStride Ventures with an initial contribution of $479 and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures with an initial capital contribution of $10 each. Additionally, in connection with this transaction, ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.

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

Financial Position

At March 31, 2007, the Company had $1,338,595 in cash and cash equivalents compared to $1,659,314 at December 31, 2006. The Company's current obligations will primarily relate to costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.), as well as payroll expenses and those associated with the development of the Foreman brand.

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

Results of Operations

OTHER INCOME   Other Income for the three months ended March 31, 2007 was $16,398, compared to $25,673 for the three months ended March 31, 2006. Other income for the three months ended March 31, 2007 and March 31, 2006 consisted of income on interest-bearing money market accounts.

GENERAL AND ADMINISTRATIVE EXPENSES   During the three months ended March 31, 2007, general and administrative expenses primarily consisted of payroll expenses, amortization of the intangible asset, professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. General and administrative expenses were $516,685 and $562,035 for the three months ended March 31, 2007 and 2006, respectively. The Company's general and administrative expenses were reduced by $45,349 as a result of incurring compensation cost under employee stock plans of $135,854 in 2006 offset by an increase in legal expense of approximately $90,000 in 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $320,719 for the three months ended March 31, 2007. This was the result of the net loss including minority interests of $500,287 and an increase in prepaid expenses of $50,859 offset by amortization expense on the intangible assets of $103,556 and an increase in accounts payable and accrued expenses of $144,189. The increase in accounts payable and accrued expenses was primarily the result of an increase in billed and unpaid professional fees related to the Company's restatement of its 2005 financial statements. Net cash used in operating activities was $211,431 for the three months ended March 31, 2006. Net cash used for the three months ended March 31, 2006, primarily reflects the net loss offset by compensation cost under employee stock plans, notes receivable, prepaid expenses and lease obligation.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

In connection with the audit of our consolidated financial statements of the Company as of and for the year ended December 31, 2006, our auditors identified and reported to the audit committee of our board of directors a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. Our auditors noted the following significant deficiencies that they believe to be material weaknesses.

Based upon their audit, it is their opinion that internal controls over the financial reporting process are not operating effectively. In particular, the Company's management was informed by its current independent accountants that the financial statements issued in prior year related to Ventures' acquisition of certain intellectual property associated with Mr. Foreman was not in accordance with accounting standards generally accepted in the United States of America. This resulted in a restatement of the consolidated financial statements in 2006 by increasing reported equity and the 2005 operating results by approximately $8,700,000. In addition, the Company's current information technology system is limited in its ability to capture and process complete and accurate financial data. Specifically, the process of consolidating the various subsidiaries' general ledger data, accounting for minority interests, and recording eliminating journal entries in order to consolidate the data is done manually in a spreadsheet format. The complexity of the Company's consolidation process in a manual spreadsheet setting, lends itself to errors and omissions that may occur and go undetected.

The material weaknesses identified above, if unaddressed, could result in errors in the Company's financial statements.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal controls over financial reporting as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be reported and disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms or that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required reporting and disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as disclosed above, there have been no changes in the Company's control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company will evaluate the material weaknesses and expects to take all necessary action to correct the internal control deficiencies identified. The Company has hired another certified public accountant to assist in the financial reporting process and has also retained the services of a public accounting firm to provide expertise on financial statement preparation and SEC filing obligations. The Company expects to further develop and enhance their internal control policies, systems and staff to allow the Company to mitigate the risk that material accounting errors might go undetected and be included in the Company's financial statements. Unless the material weaknesses described above are remedied, there can be no assurance that management will be able to assert that the Company's internal control over financial reporting is effective in the management report required to be included in the annual report on Form 10-KSB for the year ended December 31, 2007, pursuant to the rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, when those rules take effect.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the Company's security holders during the first quarter of fiscal year 2007.

Item 5. Other Information

None.

Item 6. Exhibits
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

July 27, 2007

GEORGE FOREMAN ENTERPRISES, INC.

By

/s/ Jeremy Anderson

Jeremy Anderson

Chief Financial Officer

July 27, 2007