Form 10QSB
period 2007-06-30
George Foreman Enterprises Inc
filed 2007-08-20
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [  ] No [X].

As of August 17, 2007, 3,289,006 shares of the issuer's common stock, par value $0.01, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 959,731	$1,659,314
Time deposit	90,000	90,000
Accrued interest receivable	28,660	21,892
Accounts receivable	22,070	-
Note receivable	-	5,000
Prepaid expenses and other current assets	208,479	102,900
Total current assets	1,308,940	1,879,106
Time deposit, net of current portion	243,000	243,000
Intangible asset trade name net of accumulated amortization of $776,143 at June 30, 2007 and $569,172 at December 31, 2006	1,323,573	1,530,544
Investment in common stock	513,000	-
Other assets	94	234
Total assets	$3,388,607	$3,652,884
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$313,890	$208,564
Deferred royalties, current portion	197,000	-
Lease obligation, current portion	79,563	77,217
Related party payables	21,570	-
	612,023	285,781
Long-term liabilities:
Deferred royalties, net of current portion	378,338	-
Lease obligation, net of current portion	144,775	185,342
Total liabilities	1,135,136	471,123
Minority interests in consolidated subsidiaries	1,881,339	1,918,962
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at June 30, 2007 and December 31, 2006 and 3,289,006 shares outstanding at June 30, 2007 and December 31, 2006	33,585	33,585
Additional paid-in capital	185,593,716	185,593,716
Deficit	(185,193,636)	(184,302,969)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity	372,132	1,262,799
Total liabilities and stockholders' equity	$3,388,607	$3,652,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006 (As restated)	2007	2006 (As restated)

Sales	$ 36,425	$ -	$ 36,425	$ -
Cost of goods sold	6,085	-	6,085	-
Gross profit	30,340	-	30,340	-

Operating expenses,
Selling, general and administrative	416,969	360,222	830,099	818,700
Amortization	103,556	103,556	207,112	207,112
Total operating expenses	520,525	463,778	1,037,211	1,025,812

Loss from operations	(490,185)	(463,778)	(1,006,871)	(1,025,812)

Other,
Interest income, net of interest expense of $3,444 and $7,175 for the three and six months ended June 30, 2007, respectively and $0 for the three and six months ended June 30, 2006	12,183	27,012	28,581	52,684

Net loss	(478,002)	(436,766)	(978,290)	(973,128)

Minority interest in loss of consolidated subsidiaries	44,756	33,655	87,623	55,554

Net loss available to common stockholders	$(433,246)	$(403,111)	$(890,667)	$(917,574)

Basic net loss per common share	$(0.13)	$(0.12)	$(0.27)	$(0.28)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

Diluted net loss per common share	$(0.13)	$(0.12)	$(0.27)	$(0.28)

Diluted weighted average shares outstanding	5,240,589	5,249,422	5,240,589	5,249,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2007	2006 (As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (890,667)	$ (917,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	207,112	207,112
Compensation cost under employee stock plans	-	135,854
Royalty revenue from KnowFat exchange	(6,413)	-
Minority interests in loss of consolidated subsidiaries	(87,623)	(55,554)
Changes in operating assets and liabilities:
Accrued interest receivable	(6,768)	(6,515)
Note receivable	5,000	31,087
Accounts receivable	(22,070)	-
Prepaid expenses and other current assets	(105,579)	(28,500)
Accounts payable and accrued expenses	105,326	91,124
Deferred royalties	68,750	-
Lease obligation	(38,221)	849
Net cash used in operating activities	(771,153)	(542,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of related party payable	21,570	-
Contribution of minority interest	50,000	-
Net cash provided by financing activities	71,570	-

Net decrease in cash and cash equivalents	(699,583)	(542,117)
Cash and cash equivalents at beginning of period	1,659,314	2,943,056
Cash and cash equivalents at end of period	$959,731	$2,400,939

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock in exchange for deferred royalties	$ 513,000	$ -

Supplemental disclosure:
Income taxes paid	$ -	$ -
Interest paid	$ 7,175	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Notes to CONSOLIDATED Financial Statements
(UNAUDITED)

1. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc., and its majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures"). G-Nutritional, Inc. is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC was acquired. Ventures also acquired a majority ownership position in InStride Ventures, LLC. All significant intercompany balances have been eliminated.

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Mr. Foreman's option, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of August 17, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The Company has restated its June 30, 2006 financial statements to reflect the acquisition of an intangible asset. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. All significant intercompany balances have been eliminated.

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

Upon engaging new independent accountants and after further consideration, the Company determined that the previous accounting for the George Foreman transactions as stated above was not in accordance with accounting standards generally accepted in the United States of America and has restated its 2005 financial statements to reflect the acquisition of an intangible asset, Mr. Foreman's indicia rights, and the corresponding offset should be a minority interest in the consolidated subsidiary. The Company purchased an intangible asset with the expectation that such asset has significant future value based upon marketing products or services using the name and likeness of George Foreman. As consideration, the Company gave the right to acquire an ownership interest in the Company. Management assessed the fair value based on the trading price of the Company's common stock of $1.15 per share on August 15, 2005, the date on which all parties had fulfilled all obligations thereunder. Management determined this intangible asset to have a five-year useful life and therefore is amortizing the asset over a five-year period. The five-year useful life is consistent with the terms of the Services Agreement.

The agreements also granted two shares of preferred stock as consideration to George Foreman, Jr. and George Foreman III. Each preferred share entitles the holder to elect one of the six Directors of the Company. These preferred shares were originally not valued. As restated, a fair value of $30,000 was assigned for these two shares.

The following adjustments were made to the consolidated balance sheet as of June 30, 2006, and the consolidated statements of operations for three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

	As previously stated	Adjustments	As restated
ASSETS
Current assets
Cash and cash equivalents	$2,400,939	-	$2,400,939
Accrued interest receivable	15,141	-	15,141
Note receivable, current portion	45,000	-	45,000
Prepaid expenses and other current assets	65,000	-	65,000
Total current assets	2,526,080	-	2,526,080
Time deposit	333,000	-	333,000
Intangible asset - trade name, net of accumulated amortization of $362,200	-	(1) $2,099,716 (2) (362,200)	1,737,516
Other assets	376	-	376
Total assets	$2,859,456	$1,737,516	$4,596,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities,
Accounts payable and accrued expenses	$207,563	-	$207,563
Lease obligation, current portion	50,853	-	50,853
	258,416	-	258,416
Long-term liabilities,
Mandatorily redeemable financial instrument of subsidiary of the Company	7,738,938	(3)$(7,738,938)	-
Lease obligation, net of current portion	241,274	-	241,274
Total liabilities	8,238,628	(7,738,938)	499,690
Minority interests in consolidated subsidiary	-	(4) 1,965,364	1,965,364
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding	-	(5) 30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding	33,585	-	33,585
Additional paid-in capital	185,593,716	-	185,593,716
Deficit	(190,914,940)	(6) 7,481,090	(183,433,850)
Treasury stock, 69,438 shares at cost	(91,533)	-	(91,533)
Total stockholders' equity (deficiency)	(5,379,172)	7,511,090	2,131,918

Total liabilities and stockholders' equity	$2,859,456	$1,737,516	$4,596,972

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Three months ended June 30, 2006
	As previously stated	Adjustments	As restated

Operating expenses,
General and administrative	$360,292	(7) 103,486	$463,778
Loss from operations	(360,292)	(103,486)	(463,778)

Other,
Interest income	27,012	-	27,012

Net loss	(333,280)	(103,486)	(436,766)

Minority interests in loss of consolidated subsidiary	-	(9) 33,655	33,655

Net loss available to common stockholders	$(333,280)	$(69,831)	$ (403,111)

Basic net loss per common share	$(0.10)	$(0.02)	$(0.12)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006

Diluted net loss per common share	$(0.10)	($0.02)	($0.12)

Diluted weighted average shares outstanding	5,249,422	5,249,422	5,249,422

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Six months ended June 30, 2006
	As previously stated	Adjustments	As restated

Operating expenses (income),
		(8) $1,079,852
General and administrative	$(261,011)	(7) 206,971	$1,025,812
Income (loss) from operations	$261,011	(1,286,823)	(1,025,812)

Other,
Interest income	52,684	-	52,684

Net income (loss)	313,695	(1,286,823)	(973,128)

Minority interests in loss of consolidated subsidiary	-	(9) 55,554	55,554

Net income (loss) available to common stockholders	$313,695	$(1,231,269)	$ (917,574)

Basic net income (loss) per common share	$0.10	($0.38)	($0.28)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006

Diluted net income (loss) per common share	$0.06	($0.38)	($0.28)

Diluted weighted average shares outstanding	5,249,422	5,249,422	5,249,422

Explanation of adjustments:

(1) To record capitalization of intangible asset.

(2) To record accumulated amortization.

(3) To reverse mandatorily redeemable financial instrument.

(4) To record minority interests in consolidated subsidiary.

(5) To record issuance of two preferred shares of Company stock.

(6) Retained earnings impact of the sum of the adjustments.

(7) To record amortization expense.

(8) To reverse change in fair value of mandatorily redeemable financial instrument.

(9) To record loss attributable to minority interests in consolidated subsidiary.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	As previously stated	Adjustments	As restated
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$313,695	$(1,231,269)	$(917,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	206,971	206,971
Compensation cost under employee stock plans	135,854	-	135,854
Minority interests in loss of consolidated subsidiary		(55,554)	(55,554)
Changes in operating assets and liabilities:
Note receivable	31,087	-	31,087
Accrued interest receivable	(6,515)	-	(6,515)
Prepaid expenses and other current assets	(28,500)	-	(28,500)
Accounts payable and accrued expenses	91,124	-	91,124
Lease obligation	849	-	849
Mandatorily redeemable financial instrument of
subsidiary of the Company	(1,079,852)	1,079,852	-
Other assets	141	-	141
Net cash used in operating activities	$(542,117)	$ -	$(542,117)

Net decrease in cash and cash equivalents	(542,117)	-	(542,117)
Cash and cash equivalents at beginning of period	2,943,056	-	2,943,056
Cash and cash equivalents at end of period	$2,400,939	$ -	$2,400,939

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $751,465 invested in a money market account at June 30, 2007, which is not insured. In addition, the Company has approximately $279,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

Income Taxes

Effective for the quarter ended March 31, 2007, and thereafter, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires the Company to clarify its accounting for uncertainty in income taxes recognized in its financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN48 had no significant impact on the consolidated financial statements of the Company.

The Company's policy for classifying interest and penalties resulting from income taxes is to recognize interest as interest expense and recognize penalties as general and administrative expenses in its financial statements. As of and for the three and six months ended June 30, 2007, no interest and penalties have been accrued in the consolidated balance sheet and no expense has been incurred in the consolidated statement of operations. For the period ended June 30, 2007, the Company has no unrecognized tax benefits resulting from tax positions taken, or tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease.

At June 30, 2007, the Company has unsettled federal tax returns for the calendar years of 2005 and 2006, and unsettled state tax returns for the calendar years of 2005 and 2006 in the States of New York and Pennsylvania.

Stock-Based Compensation

Effective for the quarter ended March 31, 2007, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. Compensation cost totaling $135,854 was recognized during the six months ended June 30, 2006 as an adjustment to additional paid-in capital. There was no option activity to report in 2007.

Net loss per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of June 30, 2007, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

3. TIME DEPOSIT

On May 2, 2005, in connection with the Assignment and Termination Agreement (see Note 8 below) the Company opened a certificate of deposit for $333,000 with Wachovia Bank. The deposit accrues interest at a rate of 3.81% per annum with a maturity date of July 15, 2007. Unpaid interest of $28,660 has been accrued at June 30, 2007.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2007 and December 31, 2006 were $208,479 and $102,900, respectively. Balances of $208,479 and $70,400 at June 30, 2007 and December 31, 2006, respectively, represent prepaid advertising costs related to an infomercial that has not aired as of June 30, 2007. These costs will be expensed the first time the infomercial airs. For the period ended December 31, 2006, $32,500 represents prepaid insurance for the Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

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

6. INVESTMENT IN COMMON STOCK

On June 12, 2007 Ventures and KnowFat Franchise Company, Inc. ("KnowFat") agreed to consummate a previously contingent proposed transaction pursuant to which Ventures granted KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. In exchange, Ventures was granted a total of 900,000 shares of common stock of KnowFat, of which 450,000 shares vested at date of closing and the remaining shares will vest over the four-year term of the licensing agreement. This nonmonetary exchange was accounted for under Emerging Issues Task Force 00-8 ("EITF 00-8"), Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services. Under EITF 00-8 the 450,000 shares of KnowFat common stock was recorded at the estimated fair value of $513,000 at the date of vesting. As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.

The investment in common stock of KnowFat will be accounted for under the cost method, in accordance with Accounting Principles Board Opinion ("APB") 18, as Ventures owns less than a 15% interest in KnowFat including all 900,000 shares granted.

7. DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the first scheduled minimum royalty fee from Northern Foods of $68,750 to be recognized on a straight-line basis over a year, and the unearned portion of licensing fees from KnowFat amounting to $506,587, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of KnowFat vest (Note 6), their fair value will be deferred and recognized over the remaining term of the contract.

8. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit for $333,000, collateralized by a time deposit in that amount, has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007. With the landlord's approval, the letter of credit was reduced from $333,000 to $243,000 in June 2007.

9. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

The financial statements of G-Nutritional, Inc., a wholly-owned subsidiary of Ventures and InStride Ventures LLC, 50.1% owned by Ventures, are included in the financial statements of Ventures. Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures' loss has not been included in the consolidated financial statements of the Company. Similarly, the minority position of Vitaquest, the minority member of Vita Ventures, in future profits and losses in Vita Ventures will not be included in the consolidated financial statements of the Company. Because a portion of the capital contributions to Vita Ventures have not been made by either party as of June 30, 2007, the minority interests in Ventures have not been adjusted to reflect any contribution receivable of Vita Ventures.

10. RELATED PARTY TRANSACTIONS

Included in related party payables at June 30, 2007 are advances received by InStride Ventures, LLC from one of its minority owners of $21,570. In accordance with the Instride Ventures' operating agreement, the advance is interest-free and has no specified repayment term. The Company retains Jewelcor Management Inc. ("JMI") to serve as a consultant for $4,167 per month. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

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

Overview

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at the option of Mr. Foreman and GFPI, exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of August 17, 2007.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of December 31, 2006, Foreman Management had six employees, which was increased to eight as of August 17, 2007.

On September 7, 2006, G-Nutritional, LLC ("G-Nutritional"), an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, LLC ("Vita Ventures"), under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures, with an initial capital contribution of $175,350, and Vitaquest owns 49.9% of the membership interests of Vita Ventures, with an initial capital contribution of $174,650. A portion of each member's initial capital contribution had not been made as of June 30, 2007 and therefore in accordance with Emerging Issues Task Force No. 85-1, Classifying Notes Received for Capital Stock, no assets or minority interests have been recorded at June 30, 2007 to reflect the unpaid capital contributions in Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products. Vita Ventures is currently producing an infomercial to promote the Products, which is expected to be aired for the first time in 2007.

On April 20, 2007, Ventures, a majority controlled subsidiary of George Foreman Enterprises, Inc., entered into an agreement with In Stride L.L.C. ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures with an initial capital contribution of $501, In Stride owns 47.9% of the membership interest of InStride Ventures with an initial contribution of $479 and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures with an initial capital contribution of $10 each. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures. During the second quarter of 2007, InStride Ventures recognized $23,762 of sales as a result of its agreement to supply ShopKo Stores, Inc. with therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007 Ventures and KnowFat agreed to waive or amend certain unsatisfied conditions and consummate a previously contingent proposed transaction pursuant to which Ventures would grant KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat with the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales. The licensing fees will be recognized over the four-year term of the agreement. As of June 30, 2007, Ventures recognized licensing fees of $6,314 from its licensing agreement with KnowFat.

On June 15, 2007, Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods"). Pursuant to such License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right during the stated term to manufacture, and the exclusive right during such term to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland. As of June 30, 2007, Ventures recognized royalty income of $6,250 from its licensing agreement with Northern Foods.

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

Financial Position

At June 30, 2007, the Company had $959,731 in cash and cash equivalents compared to $1,659,314 at December 31, 2006. The Company's current obligations will primarily relate to the development of the Foreman brand and payroll expenses as well as costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.).

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

Results of Operations

REVENUE   Revenue for the three and six months ended June 30, 2007 was $36,425 and consisted of sales of therapeutic footwear generated in the second quarter by Instride Ventures of $23,762 and royalty income earned in the second quarter of $6,413 from KnowFat and $6,250 from Northern Foods.

COST OF GOODS SOLD For the three and six months ended June 30, 2007 cost of goods sold was $6,085, related to purchases of the footwear sold through InStride Ventures' supply agreement with ShopKo Stores, Inc in the second quarter.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three and six months ended June 30, 2007, selling general and administrative expenses primarily consisted of marketing cost, payroll expenses, professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. Selling general and administrative expenses were $416,969 and $830,099 for the three and six months ended June 30, 2007 compared to $360,222 and $818,700 for the three and six months ended June 30, 2006, respectively. The Company's selling general and administrative expenses increased by $56,747 for the three months ended June 30, 2007 compared to last year as a result of marketing, postage, and travel-related costs of Instride Ventures of approximately $141,000 offset by a reduction of legal expenses of approximately $91,000. Selling general and administrative expenses for the six months ended June 30, 2007 increased by $11,398 compared to last year as a result of marketing expenses related to Instride Ventures of approximately $123,000 and increased accounting and professional fees of $21,000 offset by compensation cost under employee stock plans of $135,854 recognized in 2006.

AMORTIZATION Amortization expense for the three and six months ended June 30, 2007 was $103,556, and $207,112, respectively compared to $103,556 and $207,112 for the three and six months ended June 30, 2006, respectively. The intangible asset is being amortized over its five year estimated useful life.

OTHER INCOME   Other income for the three and six months ended June 30, 2007 was $12,183, and $28,581, respectively compared to $27,012 and $52,684 for the three and six months ended June 30, 2006, respectively. Other income for the three and six months ended June 30, 2007 and 2006 consisted of income on interest-bearing money market accounts.

Liquidity and Capital Resources

Net cash used in operating activities was $771,153 for the six months ended June 30, 2007. This was the result of the net loss including minority interests of $978,290, an increase in accounts receivable of $22,070, payments on the lease obligation of $38,221 and an increase in prepaid expenses and other current assets of $105,579 offset by an increase in accounts payable and accrued expenses of $105,326, deferred royalties of $68,750, amortization expense on the intangible assets of $206,972. The increase in accounts payable and accrued expenses was primarily the result of an increase in billed and unpaid professional fees related to the Company's restatement of its 2005 financial statements. Net cash used in operating activities was $542,117 for the six months ended June 30, 2006, and primarily reflects the net loss including minority interest of $973,128 offset by compensation cost under employee stock plans of $135,854, an increase in accounts payable and accrued expenses of $91,124 and amortization expense on the intangible assets of $206,972.

Net cash provided by financing activities was $71,570 for the six months ended June 30, 2007. This was due to proceeds of a related party payable on InStride Ventures LLC of $21,570 and Vitaquest's $50,000 contribution into Vita Ventures.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

In connection with the audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2006, the Company's independent public accountants identified and reported to the audit committee of the Company's board of directors a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The Company's independent public accountants noted the following significant deficiencies that they believe to be material weaknesses.

Based upon their audit, it is their opinion that internal controls over the financial reporting process are not operating effectively. In particular, the Company's management was informed by its current independent accountants that the financial statements issued in 2005 related to Ventures' acquisition of certain intellectual property associated with Mr. Foreman were not in accordance with accounting standards generally accepted in the United States of America. This resulted in a restatement of the consolidated financial statements in 2006 by increasing reported equity and the 2005 operating results by approximately $8,700,000. In addition, the Company's current information technology system is limited in its ability to capture and process complete and accurate financial data. Specifically, the process of consolidating the various subsidiaries' general ledger data, accounting for minority interests, and recording eliminating journal entries in order to consolidate the data is done manually in a spreadsheet format. The complexity of the Company's consolidation process in a manual spreadsheet setting, lends itself to the potential for errors and omissions that may occur and go undetected.

The material weaknesses identified above, if unaddressed, could result in errors in the Company's financial statements.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal controls over financial reporting as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be reported and disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms or that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required reporting and disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as disclosed herein, there have been no changes in the Company's control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will evaluate the material weaknesses and expects to take all action necessary to correct the internal control deficiencies identified. During the second quarter of 2007, a second certified public accountant was hired as an employee to assist in the financial reporting process and the Company has also retained the services of a public accounting firm, whose engagement objective and scope of assistance is in connection with the preparation of financial statements to be incorporated in the periodic filings with the SEC. This public accounting firm does not provide any audit services. The Company also expects to further develop and enhance its internal control policies and systems to allow the Company to mitigate the risk that material accounting errors might go undetected and be included in the Company's financial statements. Unless the material weaknesses described above are remedied, there can be no assurance that management will be able to assert that the Company's internal control over financial reporting is effective in the management report required to be included in the annual report on Form 10-KSB for the year ended December 31, 2007, pursuant to the rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, when those rules take effect.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the Company's security holders during the second quarter of fiscal year 2007.

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

August 20, 2007

GEORGE FOREMAN ENTERPRISES, INC.

By

/s/ Jeremy Anderson

Jeremy Anderson

Chief Financial Officer

August 20, 2007