Form 10QSB
period 2007-09-30
George Foreman Enterprises Inc
filed 2007-11-14
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

As of November 14, 2007, 3,289,006 shares of the issuer's common stock, par value $0.01, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 637,024	$1,659,314
Time deposit	98,000	90,000
Accrued interest receivable	2,015	21,892
Accounts receivable	8,908	-
Note receivable	-	5,000
Prepaid expenses and other current assets	286,739	102,900
Total current assets	1,032,686	1,879,106
Time deposit, net of current portion	152,000	243,000
Intangible asset trade name net of accumulated amortization of $879,629 at September 30, 2007 and $569,172 at December 31, 2006	1,220,087	1,530,544
Investment in common stock	513,000	-
Other assets	24	234
Total assets	$2,917,797	$3,652,884
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$397,224	$208,564
Deferred royalties, current portion	178,250	-
Lease obligation, current portion	80,762	77,217
Related party payables	19,550	-
	675,786	285,781
Long-term liabilities,
Deferred royalties, net of current portion	346,274	-
Lease obligation, net of current portion	124,032	185,342
Total liabilities	1,146,092	471,123
Minority interests in consolidated subsidiaries	1,915,670	1,918,962
Stockholders' equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at September 30, 2007 and December 31, 2006 and 3,289,006 shares outstanding at September 30, 2007 and December 31, 2006	33,585	33,585
Additional paid-in capital	185,593,716	185,593,716
Deficit	(185,709,733)	(184,302,969)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity (deficit)	(143,965)	1,262,799
Total liabilities and stockholders' equity	$2,917,797	$3,652,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$ 66,309	$ -	$ 102,734	$ -
Cost of goods sold	17,775	-	23,860	-
Gross profit	48,534	-	78,874	-

Operating expenses,
Selling, general and administrative	509,088	368,835	1,339,186	1,187,535
Amortization	103,556	103,556	310,669	310,669
Total operating expenses	612,644	472,391	1,649,855	1,498,204

Loss from operations	(564,110)	(472,391)	(1,570,981)	(1,498,204)

Other,
Interest income, net of interest expense of $3,169 and $10,344 for the three and nine months ended September 30, 2007, respectively and $4,204 and $12,619 for the three and nine months ended September 30, 2006	6,846	26,377	35,426	79,061

Net loss	(557,264)	(446,014)	(1,535,555)	(1,419,143)

Minority interest in loss of consolidated subsidiaries	41,065	45,026	128,791	100,447

Net loss available to common stockholders	$(516,199)	$(400,988)	$(1,406,764)	$(1,318,696)

Basic net loss per common share	$(0.16)	$(0.12)	$(0.43)	$(0.40)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

Diluted net loss per common share	$(0.16)	$(0.12)	$(0.43)	$(0.40)

Diluted weighted average shares outstanding	5,239,965	5,221,332	5,240,382	5,212,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,406,764)	$ (1,318,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	310,669	310,669
Compensation cost under employee stock plans	-	135,854
Minority interests in loss of consolidated subsidiaries	(128,791)	(100,447)
Amortization of deferred royalties	(63,477)	-
Changes in operating assets and liabilities:
Accrued interest receivable	19,877	(9,874)
Note receivable	5,000	46,087
Accounts receivable	(8,909)	-
Prepaid expenses and other current assets	(183,839)	(12,423)
Accounts payable and accrued expenses	188,660	164,599
Deferred royalties	75,000	-
Lease obligation	(57,765)	(17,599)
Net cash used in operating activities	(1,250,339)	(801,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposit	(250,000)	-
Proceeds of a matured time deposit	333,000	-
	83,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of related party payable	19,550	-
Contribution of minority interest	125,499	-
Net cash provided by financing activities	145,049	-

Net decrease in cash and cash equivalents	(1,022,290)	(801,830)
Cash and cash equivalents at beginning of period	1,659,314	2,943,056
Cash and cash equivalents at end of period	$ 637,024	$ 2,141,226

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock in exchange for deferred royalties	$ 513,000	$ -

Supplemental disclosure:
Income taxes paid	$ -	$ -
Interest paid	$ 10,344	$ 23,450

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

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Mr. Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of November 14, 2007.

2. GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,406,764 and negative cash flows from operations of $1,250,339 for the nine months ended September 30, 2007. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date and the remaining cash available at September 30, 2007 is $637,024. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to obtain adequate financing to meet the Company's long-term cash needs. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. All significant intercompany balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $485,618 invested in a money market account at September 30, 2007, which is not insured. In addition, the Company has approximately $168,000 in a bank in excess of the Federal Deposit Insurance Company insurance level.

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

The Company's policy for classifying interest and penalties resulting from income taxes is to recognize interest as interest expense and recognize penalties as general and administrative expenses in its financial statements. As of and for the three and nine months ended September 30, 2007, no interest and penalties have been accrued in the consolidated balance sheet and no expense has been incurred in the consolidated statement of operations. For the period ended September 30, 2007, the Company has no unrecognized tax benefits resulting from tax positions taken, or tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease.

At September 30, 2007, the Company has unsettled federal tax returns for the calendar years of 2005 and 2006, and unsettled state tax returns for the calendar years of 2005 and 2006 in the States of New York and Pennsylvania.

Stock-Based Compensation

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. Compensation cost totaling $135,854 was recognized during the nine months ended September 30, 2006 as an adjustment to additional paid-in capital. There was no option activity to report in 2007.

Net loss per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of September 30, 2007, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

4. TIME DEPOSIT

On July 15, 2007, in connection with the Assignment and Termination Agreement (see Note 6 below) the Company opened a certificate of deposit for $250,000 with Wachovia Bank. The deposit accrues interest at a rate of 4.88% per annum with a maturity date of July 14, 2008. Unpaid interest of $2,015 has been accrued at September 30, 2007.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2007 and December 31, 2006 were $286,739 and $102,900, respectively. Balances of $234,239 and $70,400 at September 30, 2007 and December 31, 2006, respectively, represent prepaid advertising costs related to an infomercial that has not aired as of September 30, 2007. These costs will be expensed the first time the infomercial airs. For the period ended September 30, 2007 and December 31, 2006, $52,500 and $32,500 respectively represents prepaid insurance for the Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

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

7. INVESTMENT IN COMMON STOCK

On June 12, 2007, Ventures and KnowFat Franchise Company, Inc. ("KnowFat") consummated a transaction pursuant to which Ventures granted KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. In exchange, Ventures was granted a total of 900,000 shares of common stock of KnowFat, of which 450,000 shares vested at date of closing and the remaining shares will vest over the four-year term of the licensing agreement. This nonmonetary exchange was accounted for under Emerging Issues Task Force 00-8 ("EITF 00-8"), Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services. Under EITF 00-8 the 450,000 shares of KnowFat common stock was recorded at the estimated fair value of $513,000 at the date of vesting. As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.

The investment in common stock of KnowFat will be accounted for under the cost method, in accordance with Accounting Principles Board Opinion ("APB") 18, as Ventures owns less than a 15% interest in KnowFat including all 900,000 shares granted and the shares are not traded on an active exchange.

8. DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the first scheduled minimum royalty fee from Northern Foods of $75,000, net of $25,000 recognized as revenue through September 30, 2007, to be recognized on a straight-line basis over a year, and the unearned portion of licensing fees from KnowFat amounting to $513,000, net of $38,477 recognized as revenue through September 30, 2007, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of KnowFat vest (Note 6), their fair value will be deferred and recognized over the remaining term of the contract.

9. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit, collateralized by a time deposit, has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007. With the landlord's approval, the letter of credit was reduced from $333,000 to $242,000 in June 2007. Currently, a letter of credit for $242,000, collateralized by a time deposit of $250,000, has been established to secure the Company's payment to the landlord

10. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

The financial statements of G-Nutritional, Inc., a wholly-owned subsidiary of Ventures and InStride Ventures LLC, 50.1% owned by Ventures, are included in the financial statements of Ventures. Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures' loss has not been included in the consolidated financial statements of the Company. Similarly, Vitaquest's, the minority member of Vita Ventures, minority portion of future profits and losses in Vita Ventures will not be included in the consolidated financial statements of the Company. Because a portion of the capital contributions to Vita Ventures have not been made by either party as of September 30, 2007, the minority interests in Ventures have not been adjusted to reflect any contribution receivable of Vita Ventures.

11. RELATED PARTY TRANSACTIONS

Included in related party payables at September 30, 2007 are advances received by InStride Ventures, LLC from one of its minority owners of $19,550. In accordance with the Instride Ventures' operating agreement, the advance is interest-free and has no specified repayment term. The Company retains Jewelcor Management Inc. ("JMI") to serve as a consultant for $4,167 per month. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

12. CONTINGENT SHARES

The Registration Rights Agreement provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement. In accordance with FASB Statement No. 5, management does not believe it is probable at this time that the market capitalization will not reach or exceed $20 million and therefore a loss contingency has not been recorded. On a going forward basis, this contingency will be reevaluated.

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

Overview

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at the option of Mr. Foreman and GFPI, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of November 14, 2007.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of December 31, 2006, Foreman Management had six employees, which was increased to eight as of November 14, 2007.

On September 7, 2006, G-Nutritional, LLC ("G-Nutritional"), an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, LLC ("Vita Ventures"), under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures, with an initial capital contribution of $175,350, and Vitaquest owns 49.9% of the membership interests of Vita Ventures, with an initial capital contribution of $174,650. A portion of each member's initial capital contribution had not been made as of September 30, 2007 and therefore in accordance with Emerging Issues Task Force No. 85-1, Classifying Notes Received for Capital Stock, no assets or minority interests have been recorded at September 30, 2007 to reflect the unpaid capital contributions in Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products. Vita Ventures is currently producing an informercial to promote the Products, which aired for the first time during the fourth quarter of 2007.

On April 20, 2007, Ventures, a majority controlled subsidiary of George Foreman Enterprises, Inc., entered into an agreement with In Stride L.L.C., Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures with an initial capital contribution of $501, In Stride owns 47.9% of the membership interest of InStride Ventures with an initial contribution of $479 and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures with an initial capital contribution of $10 each. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures. During the three and nine months ended September 30, 2007, InStride Ventures recognized $15,495 and $39,257, respectively, of sales as a result of its agreement to supply ShopKo Stores, Inc. with therapeutic footwear using the name and likeness of George Foreman respectively.

On June 12, 2007, Ventures and KnowFat Franchise Company, Inc. ("KnowFat") consummated a transaction pursuant to which Ventures would grant KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat with the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales. Ventures recognized licensing fees of $32,064 and $38,477 for the three and nine months ended September 30, 2007 respectively.

Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods"). Pursuant to such License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right during the stated term to manufacture, and the exclusive right during such term to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland. As of September 30, 2007, Ventures recognized royalty income of $18,750 and $25,000 for the three and nine months respectively from its licensing agreement with Northern Foods.

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

Financial Position

At September 30, 2007, the Company had $637,024 in cash and cash equivalents compared to $1,659,314 at December 31, 2006. The Company's current obligations will primarily relate to the development of the Foreman brand and payroll expenses as well as costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.).

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

Results of Operations

REVENUE   Revenue for the three and nine months ended September 30, 2007 was $66,309 and $102,734 respectively. Sales of therapeutic footwear generated for three and nine months by Instride Ventures were $15,495 and $39,257, respectively, and licensing fees earned for the three and nine months were $50,814 and $63,477 respectively from Northern Foods and KnowFat.

COST OF GOODS SOLD For the three and nine months ended September 30, 2007 cost of goods sold was $17,775 and 23,860, respectively, related to purchases of the footwear sold through InStride Ventures' supply agreement with ShopKo Stores, Inc.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three and nine months ended September 30, 2007, selling general and administrative expenses primarily consisted of marketing costs, payroll expenses, professional and consulting fees, the payment of insurance premiums for the Directors and Officers liability policy, and other general corporate expenses. Selling general and administrative expenses were $509,088 and $1,339,186 for the three and nine months ended September 30, 2007, respectively compared to $368,835 and $1,187,535 for the three and nine months ended September 30, 2006, respectively. The Company's selling general and administrative expenses increased by $140,253 for the three months ended September 30, 2007 compared to last year as a result of marketing, postage, and travel-related costs of Instride Ventures of $24,548, and professional services of $91,828. Selling general and administrative expenses for the nine months ended September 30, 2007 increased by $151,651 compared to last year as a result of marketing expenses related to Instride Ventures of $157,402 and increased professional fees of $107,882 offset by compensation cost under employee stock plans of $135,854 recognized in 2006.

AMORTIZATION Amortization expense for the three and nine months ended September 30, 2007 was $103,556, and $310,669, respectively compared to the same for the three and nine months ended September 30, 2006, respectively. The intangible asset is being amortized over its five year estimated useful life.

OTHER INCOME   Other income for the three and nine months ended September 30, 2007 was $6,846 and $35,426, respectively, compared to $26,377 and $79,061 for the three and nine months ended September 30, 2006, respectively. Other income for the three and nine months ended September 30, 2007 and 2006 consisted of income on interest-bearing money market accounts. These decreases in other income are due to a decrease in cash and cash equivalents held at September 30, 2007 approximating $637,000, down from approximately $2,141,000 held at September 30, 2006.

Liquidity and Capital Resources

The Company incurred a net loss of $1,406,764 and negative cash flows from operations of $1,250,339 for the nine months ended September 30, 2007. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date. These factors create an uncertainty about the Company's ability to continue as a going concern.

Net cash used in operating activities was $1,250,339 for the nine months ended September 30, 2007. This was the result of the net loss including minority interests of $1,535,555, payments on the lease obligation of $57,765, an increase in prepaid expenses and other current assets of $183,839, and licensing fees recognized from the KnowFat exchange of $38,477, offset by an increase in accounts payable and accrued expenses of $188,660, deferred royalties of $50,000, and amortization expense on the intangible assets of $310,669. The increase in accounts payable and accrued expenses was primarily the result of an increase in billed and unpaid professional fees related to the Company's restatement of its 2005 financial statements. Net cash used in operating activities was $801,830 for the nine months ended September 30, 2006, and primarily reflects the net loss including minority interest of $1,419,143 offset by compensation cost under employee stock plans of $135,854, an increase in accounts payable and accrued expenses of $164,599, and amortization expense on the intangible assets of $310,669.

Net cash provided by investing activities was $83,000 for the nine months ended September 30, 2007. This was the result of proceeds from a matured time deposit of $333,000 of which $250,000 was used to purchase another time deposit.

Net cash provided by financing activities was $145,049 for the nine months ended September 30, 2007. This was due to proceeds of a related party payable on InStride Ventures LLC of $19,550 and Vitaquest's $125,499 contribution into Vita Ventures.

The Company expects that its primary use of cash over the short-term will be for the payment of expenses related to its operations as a publicly traded company and payment of expenses to expand and develop sales of the therapeutic footwear of InStride Ventures LLC and vitamins and nutritional supplements of Vita Ventures LLC. The Company does not anticipate these joint ventures to generate positive cash flow in the short-term. Therefore, the Company expects its cash expenditures to exceed its cash receipts during such period. The ability of the Company to continue as a going concern is dependent on obtaining financing to meet its cash needs. Such financing may not, however, be available on acceptable terms, if at all.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal controls over financial reporting as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be reported and disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms or that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required reporting and disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc., now known as Z-Trim Holdings, Inc. ("Circle"), pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement. As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company forwarded to Circle a signed definitive agreement that it contends is consistent with the terms of the Agreement, but Circle did not return a fully executed copy of the definitive agreement to the Company. The Company believes, among other things, that Circle's failure to sign and return the definitive agreement constitutes a breach of the Agreement. Accordingly, on July 17, 2006, the Company filed a Complaint against Circle in the United States District Court for the Northern District of Illinois, Eastern Division, under Case number 06CV3853, alleging claims for specific performance, breach of contract, promissory estoppel, and unjust enrichment. Circle filed a motion for summary judgment alleging that, as matter of law, the Agreement was not an enforceable contract. On April 17, 2007, the court entered a Memorandum and Order denying Circle's motion for summary judgment with respect to the Company's claims for breach of contract, specific performance and unjust enrichment but granting summary judgment with respect to the promissory estoppel claim. The case is currently set for trial on February 4, 2008.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the Company's security holders during the third quarter of fiscal year 2007.

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

November 14, 2007

GEORGE FOREMAN ENTERPRISES, INC.

By

/s/ Jeremy Anderson

Jeremy Anderson

Chief Financial Officer

November 14, 2007