Form 10KSB
period 2007-12-31
George Foreman Enterprises Inc
filed 2008-03-31
CIK 1079786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007, or

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

The issuer had revenues of $202,203 for its most recent fiscal year.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,413,562 as of March 28, 2008, based upon the closing price of such equity as of such date.

As of March 28, 2008, 3,289,006 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X].

GEORGE FOREMAN ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

ITEM 1. DESCRIPTION OF BUSINESS

The Company was formed in Delaware on April 23, 1996. The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc., and its majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures"). G-Nutritional, LLC ("G-Nutritional") is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC ("Vita Ventures") was acquired. Ventures also acquired a majority ownership position in InStride Ventures, LLC ("InStride Ventures"). All significant intercompany balances have been eliminated.

On August 15, 2005 the Company and Ventures, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI," and, collectively with George Foreman, "Foreman") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of March 28, 2008.

At December 31, 2007, the Company had $344,631 in cash and cash equivalents compared to $1,659,314 at December 31, 2006. Substantially all of the Company's remaining cash at December 31, 2007 was provided by its initial public offering of common stock in 1999. There is an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plans on selling convertible promissory notes from time to time in order to obtain adequate financing to meet the Company's long-term cash needs through the sale of convertible promissory notes. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company's common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from the Securities Purchase Agreement will be used for working capital. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also include Jeremy Anderson, the chief financial officer of the Company. The amount raised in this first offering is still not sufficient to ensure the Company's ability to continue as a going concern.

The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company believes its current obligations will primarily relate to costs associated with the development of the Foreman brand.

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to Ventures. Mr. Foreman has entered into numerous licensing, endorsement and other agreements, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures. In addition, the United States Patent and Trademark Office (the "PTO") may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name. Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.

On September 7, 2006, G-Nutritional, an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures and Vitaquest owns 49.9% of the membership interests of Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products. We acquire our inventory from our business partner and then resell it through our infomercial. Vita Ventures produced an informercial to promote the Products, which aired for the first time during the fourth quarter of 2007. During the three and twelve months ended December 31, 2007, Vita Ventures recognized $33,973 of income from the Lifeshake product marketed in the infomercial.

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures. We also acquire our inventory from our business partner and then resell it. During the three and twelve months ended December 31, 2007, InStride Ventures recognized $6,190 and $45,447, respectively, of sales as a result of its agreement to supply ShopKo Stores, Inc. with therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, halfk of which vested as of the closing date and half of which vests over the four year term of the license agreement. In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales. On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood"). The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. Ventures recognized licensing fees and royalties of $40,556 and $79,033 for the three and twelve months ended December 31, 2007 respectively.

Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods"). Pursuant to this License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right to manufacture, and the exclusive right to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland. As of December 31, 2007, Ventures recognized royalty income of $18,750 and $43,750 for the three and twelve months, respectively from its licensing agreement with Northern Foods.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of December 31, 2007, Foreman Management had eight employees. These employees also perform services for other entities.

The Company's principal executive offices are in space leased by Jewelcor Management, Inc. ("JMI") from Seymour Holtzman and his wife and made available to the Company (without separate charge). JMI, a company controlled by Mr. Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer of the Company, provides the Company with certain consulting, administrative and other services in exchange for a monthly fee of $4,167.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal executive offices are located in Wilkes-Barre, Pennsylvania, in a space leased by JMI from Mr. Holtzman and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI.

ITEM 3. LEGAL PROCEEDINGS

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc., now known as Z-Trim Holdings, Inc. ("Circle"), pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture"). The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement. As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company forwarded to Circle a signed definitive agreement that it contends is consistent with the terms of the Agreement, but Circle did not return a fully executed copy of the definitive agreement to the Company. The Company believes, among other things, that Circle's failure to sign and return the definitive agreement constitutes a breach of the Agreement. Accordingly, on July 17, 2006, the Company filed a Complaint against Circle in the United States District Court for the Northern District of Illinois, Eastern Division, under Case number 06CV3853, alleging claims for specific performance, breach of contract, promissory estoppel, and unjust enrichment. Circle filed a motion for summary judgment alleging that, as matter of law, the Agreement was not an enforceable contract. On April 17, 2007, the court entered a Memorandum and Order denying Circle's motion for summary judgment with respect to the Company's claims for breach of contract, specific performance and unjust enrichment but granting summary judgment with respect to the promissory estoppel claim. The case is currently set for trial on September 15, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

           AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of our Common Stock.

The Company's common stock is traded on the over-the-counter on board ("OTC-OB") under the symbol "GFME.OB"

At March 28, 2008 the Company had 3,289,006 shares of common stock outstanding, held by 52 shareholders of record. This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by the OTC-BB for the periods stated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2006 Quarterly Period	High Bid	Low Bid
First Quarter	$5.39	$3.41
Second Quarter	$4.00	$3.00
Third Quarter	$4.00	$2.15
Fourth Quarter	$3.50	$2.29
2007 Quarterly Period
First Quarter	$3.74	$3.00
Second Quarter	$3.72	$3.00
Third Quarter	$3.77	$3.20
Fourth Quarter	$3.85	$2.90

On March 28, 2008, the last sale price of our common stock on the OTC-BB was $1.95 per share.

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

On March 7, 2008, the Company conducted a closing under a Securities Purchase Agreement of the same date with various buyers (the "Securities Purchase Agreement"). The Securities Purchase Agreement was accepted by the Company, and became enforceable against it, on said closing date. Pursuant to the Securities Purchase Agreement, as more fully set forth therein, the Company sold 8% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company's common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. Each of the Notes is substantially identical in all material respects except as to the parties thereto, the amounts of securities purchased, the dates of execution, and other details. The Company expects that, when issued, each of the Warrants will likewise be substantially identical in all material respects. The buyers included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also include Jeremy Anderson, the chief financial officer of the Company. The aggregate sale price of the Notes was $800,000, and the Company paid no underwriting discounts or commissions. The sale was made in reliance upon an exemption from securities registration pursuant to Section 4(2) and/or Rule 506 of Regulation D and/or Regulation S as promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company believes that these exemptions are available because, among other things, each of the buyers was, to the knowledge of the Company, an accredited investor who acquired the securities for investment purposes and agreed to restrictions on transfer.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                              CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained in Item 7 of this Form 10-KSB.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Company's net sales were $202,203 for the year ended December 31, 2007. Sales were derived from the newly signed agreements with Northern Foods ($43,750), Vita Ventures ($33,973), Instride Ventures ($45,447) and Knowfat ($79,033). The cost of sales was $32,625 related to Instride Ventures' therapeutic footwear and Vita Ventures' Lifeshake product. The Company's net sales and cost of sales were zero for the years ended December 31, 2006 as the Company continued to develop and market the Foreman brand.

Selling, general and administrative expenses were $3,044,511 for the year ended December 31, 2007, compared to $1,625,655 for the year ended December 31, 2006. Selling, general and administration expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses. Selling, general and administrative expenses increased by approximately $1,419,000 in 2007. The increase in selling, general and administrative expenses was primarily due to a $1,000,000 million contingent liability recorded by the Company for the issuance of preferred shares to Mr. Foreman and an increase in marketing expenses of about $483,000 associated with developing the Foreman brand. Accounting and audit fees were approximately $88,000 higher in 2007 as a result of the Company's restatement of its financial statements for 2005 during the year and the compliance with Sarbanes-Oxley. Expenses for investor relations were about $44,000 higher in 2007 because the Company hired a public relations firm to help promote its new business ventures. Payroll expenses were about $49,000 higher in 2007 because the Company hired two additional employees to its staff. Compensation cost under employee stock plans decreased by about $136,000 as a result of Company stock options that vested in 2006. There were no Company stock options issued in 2007. Legal fees were about $156,000 lower in 2007 than in 2006 because 2006 included services provided in connection with the negotiating and preparing the agreements with Northern Foods, Vita Ventures, Instride Ventures and Knowfat.

Interest income was $41,620 for the year ended December 31, 2007, compared to $100,950 for the year ended December 31, 2006. The reduction in interest income was a result of lower money market account balances in 2007 as the Company used cash to fund operations. Other income for the year ended December 31, 2007 also included $220,569 of unrealized holding gains in marketable securities from the UFoods' shares.

There are both challenges and opportunities in the development of the current products being marketed. The products currently being promoted in Vita Ventures through its infomercial are in the highly competitive health and wellness markets. If we are able to capitalize on the recognition of the George Foreman name over other less-recognizable promoters, consumers may choose our product. Our biggest challenge in sales of the therapeutic shoe being sold by InStride Ventures appears to be in the large pharmacy retailers. Each retailer needs to dedicate resources to properly train and promote our product to ensure that diabetic patients are aware of the benefits in using the shoe. The licensing agreement with Knowfat may or may not be successful depending upon Knowfat's ability to grow and profitably manage their franchises.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Company's net sales, cost of sales, sales and marketing expenses, operating and development expenses were zero for the years ended December 31, 2006 and 2005. Although the Company began developing and marketing the Foreman brand, the Foreman transaction consummated in August of 2005 and did not impact sales.

General and administrative expenses were $1,625,655 for the year ended December 31, 2006, compared to $1,377,743 for the year ended December 31, 2005. Amortization expense was reclassified and shown separately for comparative purposes out of general and administrative expenses, as previously stated, in the presentation of the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006. General and administration expenses primarily consisted of payroll and related expenses for marketing, accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses. General and administrative expenses increased by $247,912 in 2006. The increase in general and administrative expenses was primarily due to an increase in payroll and related expenses of about $374,000 associated with the Foreman agreement. Five additional employees were hired in August 2005 therefore 2006 was the first full year of payroll expenses for these employees. Compensation cost under employee stock plans increased by about $136,000 as a result of Company stock options that vested in 2006. Legal fees were about $111,000 higher in 2005 than in 2006 because 2005 included services provided in connection with the Foreman agreements. Reduction in premiums for Directors and Officers insurance resulted in savings in insurance expense of about $64,000. Management fees paid to JMI were also lower in 2006 by about $128,000 because the Company revised its consulting agreement with JMI in August 2005 whereby monthly fees were reduced from $21,500 per month to $4,167 per month.

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

Critical Accounting Policies and Estimates

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application as contemplated by FRR 60 based on our current state of operations. For a summary of all of the Company's significant accounting policies, including the accounting policies the Company believes to be critical, see Note 3 to the accompanying consolidated financial statements based on the Company's current activities.

Operating Lease Accruals

The Company has vacated possession of its premises subject to operating leases. See also Item 2, Part 1, of this Form 10-KSB.

Liquidity and Capital Resources

Net cash used in operating activities was $1,546,344 for the year ended December 31, 2007. The cash used resulted from the Company's loss of $2,723,348, the minority interests' loss of $303,339 and the unrealized holding gains on the marketable securities of $220,569 offset by the contingent liability of $1,000,000 million, amortization expense of $413,943 and an increase in accounts payable and accrued expenses of $271,400.

Net cash provided by investing activities was $83,000 for the year ended December 31, 2007. This was the result of proceeds from a matured time deposit of $333,000 of which $250,000 was used to purchase another time deposit.

Net cash provided by financing activities was $148,661 for the year ended December 31, 2007. This was due to proceeds of a related party payable on InStride Ventures LLC of $23,162 and Vitaquest's $125,499 contribution into Vita Ventures.

At December 31, 2007, the Company had $344,631 in cash and cash equivalents compared to $1,659,314 at December 31, 2006. On March 7, 2008, the Company sold Notes in the aggregate principal amount of $800,000. As of March 25, 2008, the Company had approximately $450,000 in cash and cash equivalents. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company believes its current obligations will primarily relate to costs associated with the development of the Foreman brand. To the extent that management of the Company develops the Foreman brand, it may have a significant impact on our liquidity.

Factors That May Affect Our Business, Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a "going concern" opinion.

We incurred a net loss of $2,723,348 and negative cash flows from operations of $1,546,344 for the year ended December 31, 2007. In addition, we have a history of net losses and negative cash flows from operations and the remaining cash available at December 31, 2007 is $344,631. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

Concentration of stock ownership may delay or prevent a change of control.

Our directors, executive officers and principal stockholders own a significant percentage of our outstanding common stock. As a result, these stockholders may have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to Ventures.

Mr. Foreman has entered into numerous licensing, endorsement and other agreements over the last decade, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures. In addition, the PTO may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name. Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.

The Company's current business model is relatively new and the Company's operating history as a company devoted to exploiting the Foreman intellectual property is limited, which makes it difficult to evaluate its current business and future prospects.

The Company began its transition in August 2005 to a company devoted to exploiting the intellectual property that Mr. Foreman assigned to Ventures. The Company has operated solely in this role for a short period of time, making it difficult to evaluate our ability to successfully manage and grow our business long-term. Furthermore, the Company's business model depends on a number of factors for its continued success, including the identification of joint venture partners, the ability to enter into beneficial joint venture arrangements with such partners, the continued market acceptance of the George Foreman brand and the production and sale of quality products by the Company's licensees.

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

Off-balance sheet arrangements

None.

Challenges and Opportunities

We face a number of challenges and opportunities in the near term. Our primary challenge is to raise sufficient cash to meet our operating activities. We plan on selling convertible debentures to meet this need, but there is no assurance that we will be able to raise sufficient cash in such sales to meet those needs, if at all. Another challenge is that our products are marketed in highly competitive fields. Our primary opportunity is to most effectively use the well-known George Foreman name in our current product offerings and new products and services, which we develop from time to time, with new relationship partners.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	14
Consolidated Balance Sheets
As of December 31, 2007 and 2006	15
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006	16
Consolidated Statements of Stockholders' (Deficit) Equity
For the years ended December 31, 2007 and 2006	17
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006	18
Notes to Consolidated Financial Statements	19

Report of Independent Registered Public Accounting Firm

To the Shareholders of

George Foreman Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of George Foreman Enterprises, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of George Foreman Enterprises, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Parente Randolph, LLC.

PARENTE RANDOLPH, LLC

Wilkes-Barre, Pennsylvania

March XX31, 2008

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$344,631	$1,659,314
Time deposit	98,000	90,000
Accrued interest receivable	5,100	21,892
Accounts receivable	12,936	-
Note receivable, current portion	-	5,000
Prepaid expenses and other current assets	41,670	102,900
Inventory	12,860	-
Marketable securities, $513,000 at cost	733,569	-
Total current assets	1,248,766	1,879,106
Time deposit, net of current portion	152,000	243,000
Intangible assets, net of accumulated amortization of $983,115 and $569,172 at December 31, 2007 and 2006, respectively	1,116,601	1,530,544
Other assets	-	234
Total assets	$2,517,367	$3,652,884
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$479,964	$208,564
Deferred royalties, current portion	234,500	-
Lease obligation, current portion	81,980	77,217
Related party payables	23,162	-
	819,606	285,781
Long-term liabilities:
Contingent liability	1,000,000	-
Deferred royalties, net of current portion	314,212	-
Lease obligation, net of current portion	102,976	185,342
Total liabilities	2,236,794	471,123
Minority interests in consolidated subsidiaries	1,741,122	1,918,962
Stockholders' (deficit) equity:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at December 31, 2007 and 2006	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued at December 31, 2007 and 2006 and 3,289,006 shares outstanding at December 31, 2007 and 2006	33,585	33,585
Additional paid-in capital	185,593,716	185,593,716
Deficit	(187,026,317)	(184,302,969)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' (deficit) equity	(1,460,549)	1,262,799
Total liabilities and stockholders' (deficit) equity	$2,517,367	$3,652,884

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2007	2006

Sales	$ 202,203	$ -
Cost of goods sold	32,625	-
Gross profit	169,578	-

Operating expenses:
Selling, general and administrative	3,044,511	1,625,655
Amortization	413,943	413,943
Total operating expenses	(3,458,454)	(2,039,598)

Loss from operations	(3,288,876)	(2,039,598)

Other income:
Unrealized gain on marketable securities	220,569	-
Interest income, net of interest expense of $13,204 and $16,747 in 2007 and 2006, respectively	41,620	100,950
Total other income	262,189	100,950

Net loss	(3,026,687)	(1,938,648)

Minority interest in loss of consolidated subsidiaries	303,339	151,955

Net loss available to common shareholders	$(2,723,348)	$(1,786,693)

Basic net loss per common share	$(0.83)	$(0.54)

Basic weighted average shares outstanding	3,289,006	3,289,006

Diluted net loss per common share	$(0.83)	$(0.54)

Diluted weighted average shares outstanding	5,240,588	5,238,566

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' (Deficit) Equity

For the Years Ended December 31, 2007 and 2006

	Common Stock		Preferred Stock		Additional Paid-In		Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2005	3,358,444	$33,585	2	$30,000	$185,457,862	$(182,516,276)	$(91,533)	$2,913,638
Compensation cost under employee stock plans					135,854			135,854
Net loss						(1,786,693)		(1,786,693)
Balance at December 31, 2006	3,358,444	$33,585	2	$30,000	$185,593,716	$(184,302,969)	$(91,533)	$1,262,799
Net loss						(2,723,348)		(2,723,348)
Balance at December 31, 2007	3,358,444	$33,585	2	$30,000	$185,593,716	$(187,026,317)	$(91,533)	$(1,460,549)

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,723,348)	$(1,786,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	413,943	413,943
Compensation cost under employee stock plans	-	135,854
Minority interests in loss of consolidated subsidiaries	(303,339)	(151,955)
Amortization of deferred royalties	(114,288)	-
Unrealized gains on marketable securities	(220,569)	-
Changes in operating assets and liabilities:
Accounts receivable	(12,936)	-
Note receivable	5,000	71,087
Accrued interest receivable	16,792	(13,266)
Inventory	(12,860)	-
Prepaid expenses and other current assets	61,230	(66,400)
Accounts payable and accrued expenses	271,400	92,124
Deferred royalties	150,000	-
Lease obligation	(77,603)	(28,719)
Contingent loss	1,000,000	-
Other assets	234	283
Net cash used in operating activities	(1,546,344)	(1,333,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposit	(250,000)	-
Proceeds from a matured time deposit	333,000	-
Net cash provided by investing activities	83,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of related party payable	23,162	-
Contribution of minority interests	125,499	50,000
Net cash provided by financing activities	148,661	50,000

Net decrease in cash and cash equivalents	(1,314,683)	(1,283,742)
Cash and cash equivalents at beginning of period	1,659,314	2,943,056
Cash and cash equivalents at end of period	$ 344,631	$1,659,314

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock in exchange for deferred royalties	$ 513,000	$ -

Supplemental disclosure:
Income taxes paid	$ -	$ -
Interest paid	$ 13,204	$ 26,156

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Notes to CONSOLIDATED Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2007AND 2006

1. ORGANIZATION

THE COMPANY

The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"), and its majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures"). G-Nutritional, LLC ("G-Nutritional") is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC ("Vita Ventures") was acquired. Ventures also acquired a majority ownership position in InStride Ventures, LLC ("InStride Ventures"). All significant intercompany balances have been eliminated.

On August 15, 2005 the Company and Ventures, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI" and collectively with George Foreman, "Foreman") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of March 28, 2008.

At December 31, 2007, the Company had $344,631 in cash and cash equivalents compared to $1,659,314 at December 31, 2006. The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company believes its current obligations will primarily relate to costs associated with the development of the Foreman brand.

Subsequent to year-end December 31, 2007, on March 7, 2008, the Company sold 8% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit shall consist of one share of the Company's common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from the Securities Purchase Agreement will be used for working capital.

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

2. GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,723,348 and negative cash flows from operations of $1,546,344 for the year ended December 31, 2007. In addition, the Company has a history of net losses and negative cash flows from operations mainly due to its inability to generate significant revenues to date and the remaining cash available at December 31, 2007 is $344,631. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plans on selling Convertible Promissory Notes (the "Notes") from time to time in order to obtain adequate financing to meet the Company's long-term cash needs through the sale of Convertible Promissory Notes (the "Notes"). The first round of sales of the Notes was completed on March 7, 2008; the Company sold 8% Notes in the aggregate principal amount of $800,000 (see Note 15). The amount raised in this first round is still not sufficient to ensure the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $279,000 invested in a money market account at December 31, 2007, which is not insured. In addition, the Company has approximately $162,000 in excess of the Federal Deposit Insurance Company insurance level in a bank.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at amounts the Company expects to collect. The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral on credit sales and reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts.

INVENTORIES

Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Income Taxes

Deferred income taxes are accounted for under the asset and liability method, which takes into account the differences between the tax basis of the assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred income taxes relate principally to asset and liability basis differences in the recognition of certain revenues and expenses, based on enacted tax laws and rates applicable to the periods in which the differences or carry-forwards are expected to affect taxable income. On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). The adoption of FIN 48 did not have an effect on the consolidated financial statements of the Company. The Company's policy for classifying interest and penalties resulting from income taxes is to recognize interest as interest expense and recognize penalties as general and administrative expenses in the Company's consolidated financial statements. For the period ended December 31, 2007, the Company has no unrecognized tax benefits resulting from tax positions taken, or tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease.

At December 31, 2007, the Company has unsettled federal tax returns for the 2005, 2006 and 2007 calendar years, and unsettled New York and Pennsylvania state tax returns for the same.

STOCK BASED COMPENSATION

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. Compensation cost totaling $135,854 was recognized during the year ended December 31, 2006 as an adjustment to additional paid-in capital. There was no option activity to report in 2007.

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

NET LOSS PER SHARE

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of December 31, 2007, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

	For the year ended December 31,
	2007	2006
Net loss available to common shareholders, as reported:	$(2,723,348)	$(1,786,693)
Add:
Stock based employee compensation expense included in net loss	-	135,854
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards	-	(135,854)
Net loss available to common shareholders	$(2,723,348)	$(1,786,693)

Weighted average shares outstanding used to compute basic earnings per common share	3,289,006	3,289,006
Minority interests in consolidated subsidiary convertible into common shares	1,799,753	1,799,753
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	151,829	150,207
Shares used to compute dilutive effect of stock option	5,240,588	5,238,966

Basic net loss per common share
As reported	$(0.83)	$(0.54)

Diluted net loss per common share:
As reported	$(0.83)	$(0.54)

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

RECENT ACCOUNTING PRONOUNCEMENT

In September, 2006, the FASB issued Statement No. 157, Fair Value Measurements,("FASB 157") which defines, and provides guidance as to the measurement of, fair value. This statement creates a hierarchy of measurement and indicates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB 157 applies when assets or liabilities in the financial statements are to be measured at fair value, but does not require additional use of fair value beyond the requirements in other accounting principles. This statement is effective for fiscal years beginning after November 15, 2007, excluding certain nonfinancial assets and nonfinancial liabilities, for which the statement is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FASB 157 in 2008, for financial assets and liabilities to have a significant impact on its financial position or results of operations. The Company is still evaluating the impact of adopting FASB 157 in 2009 for nonfinancial assets and liabilities.

4. TIME DEPOSIT

On July 15, 2007, in connection with the Assignment and Termination Agreement (see Note 9 below) the Company opened a certificate of deposit for $250,000 with Wachovia Bank. The deposit accrues interest at a rate of 4.88% per annum with a maturity date of July 14, 2008. Unpaid interest of $5,100 has been accrued at December 31, 2007.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2007 and December 31, 2006 were $41,670 and $102,900, respectively. Prepaid insurance of $35,000 and $32,500 at December 31, 2007 and 2006, respectively, is included in prepaid expenses. The amount represents prepaid insurance for the renewed Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy. At December 31, 2006, there was $70,400 in prepaid advertising costs, related to the production of an infomercial that aired in 2007. These costs were expensed in 2007.

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

7. INVESTMENT IN COMMON STOCK - MARKETABLE SECURITIES

On June 12, 2007, Ventures and KnowFat consummated a transaction pursuant to which Ventures granted KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. In exchange, Ventures was granted a total of 900,000 shares of common stock of KnowFat, of which 450,000 shares vested at date of closing and the remaining shares will vest over the four-year term of the licensing agreement. On December 18, 2007, KnowFat entered into a merger agreement and commenced business operations as a publicly traded company under the name UFood Restaurant Group, Inc ("UFood"). Due to the conversion of shares upon the merger, the number of shares of UFood common stock that Ventures was granted increased to 1,371,157.

This nonmonetary exchange was accounted for under Emerging Issues Task Force 00-8 ("EITF 00-8"), Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services. Under EITF 00-8 the 450,000 shares of UFoods (formerly known as KnowFat) common stock was recorded at the estimated fair value of $513,000 at the date of vesting. As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with Accounting Principles Board Opinion ("APB") 18, as Ventures owns less than a 20% interest in KnowFat including all shares granted. However, at the date of merger of KnowFat into UFoods, the investment in common stock of UFoods is now accounted for under FASB 115, and classified as a trading security due to management's intent to trade the investment in the near term. Therefore, the Company recognized an unrealized gain of $220,569 at December 31, 2007.

8. DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the minimum royalty fees from Northern Foods of $150,000, net of $43,750 recognized as revenue through December 31, 2007, to be recognized on a straight-line basis, and the unearned portion of licensing fees from UFoods (formerly known as KnowFat) amounting to $513,000, net of $70,538 recognized as revenue through December 31, 2007, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFoods vest (Note 7), their fair value will be deferred and recognized over the remaining term of the contract.

9. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit, collateralized by a time deposit, has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007. With the landlord's approval, the letter of credit was reduced from $333,000 to $242,000 in June 2007. Currently, a letter of credit for $242,000, collateralized by a time deposit of $250,000, has been established to secure the Company's payment to the landlord.

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

Option activity during the years ended December 31, 2007 and 2006 is as follows:
	2007			2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	733,392	$ 3.38	$2,476,664	758,392	$ 3.31
Options granted	-	-	-	10,000	3.64
Options canceled or expired	-	-	-	(35,000)	(2.08)
Outstanding at end of year	733,392	$ 3.38	$2,476,664	733,392	$ 3.38
Exercisable at end of year	733,392	$ 3.38	$2,476,664	733,392	$ 3.38

Weighted average grant date fair value of options granted during the year					$ 2.86

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/07	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable as of 12/31/07	Weighted-Average Exercise Price
$1.08	215,000	7.63	$1.08	215,000	$1.08
$1.36	7,500	0.58	$1.36	7,500	$1.36
$3.64	10,000	8.25	$3.64	10,000	$3.64
$3.80	370,000	7.88	$3.80	370,000	$3.80
$4.72	120,000	8.00	$4.72	120,000	$4.72
$20.70	10,892	0.89	$20.70	10,892	$20.70
	733,392	7.65	$3.38	733,392	$3.38

Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, the Company recognized expense of $135,854 in 2006. The fair value of each option award is estimated at the date of the grant using a Black-Scholes option-pricing model. At December 31, 2006 the expected volatility was 64.4%; the expected term of options granted is ten years; expected dividends are zero; and the risk-free interest rate was 4.56% based on the U.S. Treasury curve in effect at the date of grant.

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

11. INCOME TAXES

At December 31, 2007, the Company had net operating loss carry-forwards of $95.4 million. The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership. Current net operating loss carry-forwards will expire principally in the years 2021 through 2027. As the Company has not generated any significant operating revenues during recent years and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded. The change in the valuation allowance was $1,086,000 in 2007 and $617,000 in 2006. There was no current or deferred provision for income taxes for the years ended December 31, 2007 and 2006.

The remainder of the net operating loss carry-forward also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions. Future use of the net operating loss carry-forward therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

Net deferred tax assets consist of:
	December 31,
	2007	2006
Deferred tax assets
Intangible assets - trade name	$ 243,000	$ 141,000
Contingent liability	374,000	-
Net operating loss carry-forward	35,650,000	35,040,000
Deferred tax assets before valuation allowance	36,267,000	35,181,000
Less valuation allowance	(36,267,000)	(35,181,000)
Net deferred tax assets	$ -	$ -

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

	2007	2006
Expected federal tax benefit at federal statutory tax rate	$ (990,000)	$(607,000)
Expected state benefit, net of federal benefit	(96,000)	(10,000)
Increase in valuation allowance	1,086,000	617,000
	$ -	$ -

The Company believes it is not more likely than not that the net operating loss carry-forward will be utilized in the future. Consequently, the Company has provided valuation allowances of $36,267,000 and $35,181,000 for the years ended December 31, 2007 and December 31, 2006, respectively.

On January 1, 2007 the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB No. 109" ("FIN No. 48"). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of FIN No. 48.

12. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures' loss has not been included in the consolidated financial statements of the Company. Vitaquest's minority portion of future profits and losses in Vita Ventures and Instride LLC's minority portion of future profits and losses in Instride Ventures will not be included in the consolidated financial statements of the Company.

13. RELATED PARTY TRANSACTIONS

Included in related party payables at December 31, 2007 are advances received by InStride Ventures, LLC from its minority owner of $23,162. In accordance with the Instride Ventures' operating agreement, the advance is interest-free and has no specified repayment term. The Company retains JMI to serve as a consultant for $4,167 per month. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

14. CONTINGENT SHARES

The Registration Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc., and George Foreman and George Foreman Productions (the "Registration Rights Agreement") provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement. At Mr. Foreman's request, the Company shall issue a new series of preferred stock of the Company, having an aggregate liquidation preference of $1 million, bearing interest at 8% per annum, redeemable at the option of the holder three years from the date of issuance. In accordance with FASB Statement No. 5, management believes it is probable at this time that the market capitalization will not reach or exceed $20 million and therefore recognition of a loss contingency is appropriate. Included in selling, general and administrative expenses is a charge of $1 million for this class of contingent preferred stock.

15. SUBSEQUENT EVENTS

On March 7, 2008, the Company conducted a closing under a Securities Purchase Agreement of the same date with various buyers (the "Securities Purchase Agreement"). The Securities Purchase Agreement was accepted by the Company, and became enforceable against it, on said closing date.

Pursuant to the Securities Purchase Agreement, as more fully set forth therein, the Company sold 8% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company's common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.

Each of the Notes is substantially identical in all material respects except as to the parties thereto, the amounts of securities purchased, the dates of execution, and other details. The Company expects that, when issued, each of the Warrants will likewise be substantially identical in all material respects. The buyers included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also include Jeremy Anderson, the chief financial officer of the Company.

Item 8. Changes In and Disagreements with accountants on

               accounting and financial disclosure

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, based on the material weakness described below.

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

Based upon our evaluation, we believe that internal controls over the financial reporting process are not operating effectively. The Company's current information technology system is limited in its ability to capture and process complete and accurate financial data. Specifically, the process of consolidating the various subsidiaries general ledger data, accounting for minority interests, and recording eliminating journal entries in order to consolidate the data is done manually in a spreadsheet format. The complexity of the Company's consolidation process in a manual spreadsheet setting, lends itself to errors and omissions that may occur and go undetected and not reported in SEC filings.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION.

None.

PART III

Item 9. Directors and Executive Officers OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding the directors and executive officers of the Company.

Name	Age	Position
Seymour Holtzman	72	Director, Chief Executive Officer and Co-Chairman of the Board
George Foreman	59	Director and Co-Chairman of the Board
Efrem Gerszberg	34	Director and President
Jesse Choper	73	Director
George Foreman, Jr.	33	Director
Jeremy Anderson	38	Chief Financial Officer

Seymour Holtzman is Chief Executive Officer and Co-Chairman of the Board of the Company and has been a member of the Company's Board of Directors and Chairman of the Board since January 2001. Mr. Holtzman has been involved in the retail business for over 30 years. For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., formerly a New York Stock Exchange listed company that operated a chain of retail stores. From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and Chief Executive Officer of Gruen Marketing Corp, an American Stock Exchange company involved in the nationwide distribution of watches. For at least the last five years, Mr. Holtzman has operated Jewelcor Management, Inc, a private company primarily involved in investment and management services. Mr. Holtzman is currently a Director and the Chairman of the Board of Casual Male Retail Group, Inc. (NASDAQ:CMRG).

George Foreman, Sr. has served as the Co-Chairman of the Board of Directors of the Company since 2005.  In 1968, George Foreman won the Olympic Heavyweight Boxing Gold Medal.  In 1973 he became the Heavyweight Boxing Champion of the World, and regained that title in 1994 to become the oldest heavyweight champion in the history of the sport.  Mr. Foreman began the George Foreman Youth and Community Center in 1984, and has devoted his time and resources to the center for the past 20+ years.  Mr. Foreman is recognized as one of the greatest endorsers of all time.  The George Foreman Grill has sold well over 75 million units.  His current portfolio of products includes the George Foreman Grill, watches by Elgin, and many more products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2007, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

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

Item 10. Executive Compensation.

The following table sets forth certain compensation information for the following individuals for the two most recently completed fiscal years ended December 31, 2007 and 2006. None of the outstanding options were repriced or modified in the last fiscal year. There are no outstanding grants at December 31, 2007. No other compensation was paid to our named executive officers other than the compensation set forth below.

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (4) (g)	Nonqualified Deferred Compensation Earnings	All other compensation ($) (i)	Total ($) (j)

Seymour Holtzman, CEO and Co-Chairman of the Board (1)	2007 2006	$ 92,308 $100,000	-- --	-- --	-- --	-- --	-- --	-- --	$ 92,308 $100,000

George Foreman, Co-Chairman of the Board (2)	2007 2006	$120,000 $120,000	-- --	-- --	-- --	-- --	-- --	-- --	$120,000 $120,000

Efrem Gerszberg, President (3)	2007 2006	$138,462 $150,000	-- --	-- --	-- --	-- --	-- --	-- --	$138,462 $150,000

George Foreman, Jr., Sr Executive Vice President (4)	2007 2006	$150,000 $150,000	-- --	-- --	-- --	-- --	-- --	-- --	$150,000 $150,000

Jeremy Anderson, CFO (5)	2007 2006	$32,308 $35,000	-- --	-- --	-- --	-- --	-- --	-- --	$32,308 $35,000

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

(3) Mr. Gerszberg was appointed President on May 19, 2004. Since January 1, 2006, Mr. Gerszberg has been paid for his services to the Company by Foreman Management at a base salary of $150,000 per year. Mr. Gerszberg does not currently have an employment agreement with the Company or Foreman Management.

(4) Mr. Foreman, Jr. was appointed Sr. Executive Vice President on August 15, 2005. Since January 1, 2006, pursuant to an employment agreement with Foreman Management, Mr. Foreman, Jr. has been paid for his services to the Company by Foreman Management at a base salary of $150,000 per year. The initial term of the agreement with Foreman Management expires in August 2010 with automatic extensions of one or more additional five-year periods unless Foreman Management or Mr. Foreman, Jr. gives written notice to the other party not less than one hundred twenty days prior to the end of the term.

(5) Mr. Anderson was appointed Chief Financial Officer on August 16, 2004. As of January 1, 2006, Mr. Anderson has been paid for his services to the Company by Foreman Management at a base salary of $35,000 per year. Mr. Anderson does not currently have an employment agreement with the Company or Foreman Management.

Outstanding Equity Awards at Fiscal Year End

None of the Named Executive Officers exercised any stock options during 2007.
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

Director Compensation
Name (a)	Fees earned or paid in cash (b)	Stock awards($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All other compensation ($) (g)	Total ($) (h)
Jesse Choper	$15,500	--	--	--	--	--	$15,500

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

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 28, 2008, by (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Executive Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 29, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors or executive officers not included in the table below do not hold Company securities.
Name and Address	Number of Shares	Percent of Total Shares Outstanding(1)
Officers and Directors
Jeremy Anderson	28,000(2)	1%
Jesse Choper	33,757(3)	1%
George Foreman	1,929,253(4)	37%
George Foreman, Jr.	59,500(5)	2%
Efrem Gerszberg	195,000(6)	6%
Seymour Holtzman	2,041,047(7)	55%
All executive officers and directors as a group (6 persons)	4,286,557(8)	72%

* Less than 1%
(1)	Percentage of beneficial ownership is calculated assuming 3,289,006 shares were outstanding on March 28, 2008.
(2)	Includes options to purchase 8,000 shares of common stock, 10,000 units and 10,000 warrants each convertible into one share of common stock.
(3)	Includes options to purchase 25,000 shares of common stock; and 8,757 shares of common stock.
(4)

Includes Mr. Foreman's and GFPI's membership interests of Ventures which can be, at Mr. Foreman's option, exchangeable into 1,799,753 shares of common stock of the Company; and options to purchase 129,500 shares of common stock.

(5)	Includes options to purchase 57,500 shares of common stock; and 2,000 shares of common stock.
(6)	Includes options to purchase 165,000 shares of common stock; and 30,000 shares of common stock.
(7)

Includes 190,313 shares acquired by the Holtzman Opportunity Fund, L.P.and 60,000 units and 60,000 warrants each convertible into one share of common stock which are owned by the Holtzman Opportunity Fund, LP, (of which the general partner's sole member is SH Independence, LLC); and options to purchase 240,500 shares of common stock and 1,410,234 shares of common stock owned by Seymour Holtzman. Seymour Holtzman is the sole member of SH Independence, LLC. Also includes 40,000 units and 40,000 warrants each convertible into one share of common stock, acquired by Jewelcor Investments LLC, a company controlled by Mr. Holtzman.

(8)	See notes (2)-(7).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Beginning May 19, 2004, JMI provided the Company with certain legal, accounting, consulting, management, and other services. The Company's monthly payments to JMI were reduced to $4,167 effective August 15, 2005. The Company also pays Mr. Foreman $10,000 per month as part of his services agreement with Ventures.

On March 7, 2008, the Company issued the Notes under a Securities Purchase Agreement. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. These entities purchased a total of $250,000 of the Notes. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. Jeremy Anderson, the chief financial officer of the Company purchased $25,000 of the Notes.

ITEM 13. EXHIBITS.
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	By-Laws
3.3	Certificate of Ownership and Merger.(4)
3.4

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

10.9	Amended and Restated Limited Liability Company Agreement of George Foreman Ventures LLC, dated August 15, 2005.(4)
10.10	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman, Jr.(4)
10.11	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman III.(4)
10.21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)

Previously filed as an exhibit to the Company's Form 8-K filed on August 15, 2005 and incorporated herein by reference

ITEM 14.  Principal Accountant Fees and Services.

Audit Fees

The Company's auditors, Parente Randolph LLC billed the Company $32,770 for the independent audit of the Company's annual financial statements for the year ended December 31, 2006 and restated audited financial statements for the year ended December 31, 2005. Kronick Kalada Berdy and Co, P.C., the Company's predecessor auditors, billed the Company $10,000 for the independent reviews of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2006, the six months ended June 30, 2006.  Parente Randolph LLC billed the Company $42,458 for the independent reviews of the financial statements included in the Company's quarterly reports for the nine months ended September 30, 2006, the three months ended March 31, 2007, the six months ended June 30, 2007 and the nine months ended September 30, 2007.

Audit Related Fees

Kronick Kalada Berdy & Co., P.C. billed the Company $7,500 in 2007 for professional services in connection with the transition to the successor auditing firm.  Parente Randolph LLC billed the Company $16,685 in 2007 for other audit related services.

Tax Fees

Kronick Kalada Berdy & Co., P.C. billed the Company $6,507 in 2007 for the preparation of the Company's 2006 federal and state tax returns.

All Other Fees

GR Consulting LLC billed the Company $11,484 in 2007 for services relating to the Company's documentation of a Sarbanes-Oxley compliance program.

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

March 28, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

 /s/ SEYMOUR HOLTZMAN
Seymour Holtzman

Chief Executive Officer and Director

March 28, 2008

 /s/ GEORGE FOREMAN
George Foreman

Director

March 28, 2008

 /s/ EFREM GERSZBERG
Efrem Gerszberg

President

March 28, 2008

 /s/ GEORGE FOREMAN, JR.
George Foreman, Jr.

Director

March 28, 2008

 /s/ JESSE CHOPER
Jesse Choper

Director

March 28, 2008

 /s/ JEREMY ANDERSON
Jeremy Anderson

Chief Financial Officer

March 28, 2008