Form 10-Q
period 2008-03-31
George Foreman Enterprises Inc
filed 2008-05-15
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2008, 3,289,006 shares of the registrant's common stock, par value $0.01, were outstanding.

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$614,645	$344,631
Time deposit	98,000	98,000
Accrued interest receivable	8,215	5,100
Accounts receivable	48,987	12,936
Prepaid expenses and other current assets	113,318	41,670
Inventory	3,094	12,860
Marketable securities , $513,000 at cost	822,694	733,569
Total current assets	1,708,953	1,248,766
Time deposit, net of current portion	152,000	152,000
Trade name-net of accumulated amortization of $1,086,601at March 31, 2008 and $983,115 at December 31, 2007	1,013,115	1,116,601
Total assets	$2,874,068	$2,517,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$444,755	$479,964
Deferred royalties, current portion	227,560	234,500
Accrued interest payable	4,208	-
Lease obligation, current portion	83,216	81,980
Related party payables	57,543	23,162
	817,282	819,606
Long-term liabilities,
Contingent liability	1,000,000	1,000,000
Convertible notes payable	1,000,000	-
Deferred royalties, net of current portion	282,150	314,212
Lease obligation, net of current portion	81,603	102,976
Total liabilities	3,181,035	2,236,794
Minority interests in consolidated subsidiaries	1,653,131	1,741,122
Stockholders' equity (deficit):
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at March 31, 2008 and December 31, 2007	33,585	33,585
Additional paid-in capital	185,593,716	185,593,716
Deficit	(187,525,866)	(187,026,317)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity (deficit)	(1,960,098)	(1,460,549)
Total liabilities and stockholders' deficit	$2,874,068	$2,517,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2008	2007

Sales	$392,187	$-
Cost of goods sold	61,150	-
Gross profit	331,037	-

Operating expenses:
Selling, general and administrative	902,684	413,129
Amortization	103,486	103,556
Total operating expenses	(1,006,170)	(516,685)

Loss from operations	(675,133)	(516,685)

Other income (expense):
Unrealized gain on marketable securities	89,125	-
Interest income	5,237	20,128
Interest expense	(6,769)	(3,730)
Total other income (expense)	87,593	16,398

Net loss	(587,540)	(500,287)

Minority interest in loss of consolidated subsidiaries	87,991	44,910

Net loss available to common shareholders	$(499,549)	$(455,377)

Basic net loss per common share	$(0.15)	$(0.14)

Basic weighted average shares outstanding	3,289,006	3,289,006

Diluted net loss per common share	$(0.15)	$(0.14)

Diluted weighted average shares outstanding	5,208,480	5,240,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(499,549)	$(455,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	103,486	103,556
Minority interests in loss of consolidated subsidiaries	(87,991)	(44,910)
Amortization of deferred royalties	(39,002)	-
Unrealized gains on marketable securities	(89,125)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(3,115)	(3,350)
Note receivable	-	5,000
Accounts receivable	(36,051)	-
Inventory	9,766	-
Prepaid expenses and other current assets	(71,648)	(50,859)
Accounts payable and accrued expenses	(35,209)	144,189
Accrued interest payable	4,208	-
Lease obligation	(20,137)	(18,968)
Net cash used in operating activities	(764,367)	(320,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	1,000,000	-
Proceeds from related party payable	57,543	-
Payment of related party payable	(23,162)	-
Net cash provided by financing activities	1,034,381	-

Net increase (decrease) in cash and cash equivalents	270,014	(320,719)
Cash and cash equivalents at beginning of period	344,631	1,659,314
Cash and cash equivalents at end of period	$614,645	$1,338,595

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$2,561	$3,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc. ("the Company"), and its majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures"). G-Nutritional, Inc. is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC was acquired. Ventures also acquired a majority ownership position in InStride Ventures, LLC. All significant intercompany balances have been eliminated.

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Mr. Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of May 15, 2008.

2. GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $499,549 for the three months ended March 31, 2008. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date and the remaining cash available at March 31, 2008 is $614,645. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to obtain adequate financing to meet the Company's long-term cash needs. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000 (see Note 13 below). The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from the Securities Purchase Agreement will be used for working capital. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also include Jeremy Anderson, the chief financial officer of the Company.

Effective March 31, 2008, the Company sold newly issued 8% Convertible Notes in the aggregate principal amount of $200,000. The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Also, each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from the Securities Purchase Agreement will also be used for working capital. The amount raised in these first two offerings is still not sufficient to ensure the Company's ability to continue as a going concern.

The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company believes its current obligations will primarily relate to costs associated with the development of the Foreman brand.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. All significant intercompany balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company has $547,348 invested in a money market account at March 31, 2008, which is not insured.

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

Income Taxes

Effective for the quarter ended March 31, 2007, and thereafter, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires the Company to clarify its accounting for uncertainty in income taxes recognized in its financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 had no significant impact on the consolidated financial statements of the Company.

The Company's policy for classifying interest and penalties resulting from income taxes is to recognize interest as interest expense and recognize penalties as general and administrative expenses in its financial statements. As of and for the three months ended March 31, 2008, no interest and penalties have been accrued in the consolidated balance sheet and no expense has been incurred in the consolidated statement of operations. For the period ended March 31, 2008, the Company has no unrecognized tax benefits resulting from tax positions taken, or tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease.

At March 31, 2008, the Company has unsettled federal tax returns for the calendar years of 2006 and 2007, and unsettled state tax returns for the calendar years of 2006 and 2007 in the States of New York and Pennsylvania.

Stock-Based Compensation

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. There was no option activity to report in 2007 and for the first quarter ended March 31, 2008.

Net loss per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of March 31, 2008, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:
		Fair Value Measurements at March 31, 2008 Using
	Total Carrying value as of March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable Securities	$822,694	$822,694	$—	$—
Total	$822,694	$822,694	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Unrealized holding gain from marketable securities was $89,125 at March 31, 2008 and included as a component of other income on the consolidated statement of operations. The adoption of SFAS 157 did not have any impact on the Company’s consolidated results of operations and financial position.

4. TIME DEPOSIT

On July 15, 2007, in connection with the Assignment and Termination Agreement (see Note 9 below) the Company opened a certificate of deposit for $250,000 with Wachovia Bank. The deposit accrues interest at a rate of 4.88% per annum with a maturity date of July 14, 2008. Unpaid interest of $8,215 has been accrued at March 31, 2008.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2008 and December 31, 2007 were $113,318 and $41,670, respectively. A balance of $74,554 at March 31, 2008 represents prepaid media costs related to the airing of the infomercial developed by Vita Ventures, LLC. These amounts were expensed when the infomercial aired in April 2008. For the period ended March 31, 2008 and December 31, 2007, $17,500 and $35,000, respectively represents prepaid insurance for the Directors and Officers Liability Policy. These amounts are being expensed monthly over the life of the policy.

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

As of March 31, 2008, estimated amortization expense for each of the five succeeding years is as follows:

Amount
2008	$413,943
2009	$413,943
2010	$258,715
2011	-
2012	-

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

This nonmonetary exchange was accounted for under Emerging Issues Task Force 00-8 ("EITF 00-8"), Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services. Under EITF 00-8 the 450,000 shares of UFood (formerly known as KnowFat) common stock was recorded at the estimated fair value of $513,000 at the date of vesting. As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with Accounting Principles Board Opinion 18, as Ventures owns less than a 20% interest in KnowFat including all shares granted. However, at the date of merger of KnowFat into UFood, the investment in common stock of UFood is now accounted for under FASB 115, and classified as a trading security due to management’s intent to trade the investment in the near term. Therefore, the Company has recorded an unrealized holding gain of $309,694 through March 31, 2008.

8. DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the minimum royalty fees from Northern Foods of $150,000, net of $62,500 recognized as revenue through March 31, 2008, to be recognized on a straight-line basis, and the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $513,000, net of $102,600 recognized as revenue through March 31, 2008, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (Note 7), their fair value will be deferred and recognized over the remaining term of the contract. Deferred revenues also include $11,810 of Lifeshake orders taken but not shipped as of March 31, 2008.

9. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the prime lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Termination and Assignment Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit, collateralized by a time deposit, has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007. With the landlord's approval, the letter of credit was reduced from $333,000 to $242,000 in June 2007. Currently, a letter of credit for $242,000, collateralized by a time deposit of $250,000, has been established to secure the Company's payment to the landlord

10. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Mr. Foreman and GFPI have a combined 15% interest in Ventures, a subsidiary of the Company. The minority interest's portion of Ventures' loss has not been included in the consolidated financial statements of the Company. Vitaquest's minority portion of future profits and losses in Vita Ventures and Instride LLC's minority portion of future profits and losses in Instride Ventures is not included in the consolidated financial statements of the Company.

11. RELATED PARTY TRANSACTIONS

Included in related party payables at March 31, 2008 are advances received by Vita Ventures, LLC from one of its minority owners of $54,019. In accordance with the Vita Ventures' operating agreement, the advance is interest-free and has no specified repayment term. The Company retains Jewelcor Management Inc. ("JMI") to serve as a consultant for $4,167 per month. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

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

13. CONVERTIBLE NOTES PAYABLE

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also include Jeremy Anderson, the chief financial officer of the Company.

Effective March 31, 2008, the Company sold newly issued 8% Convertible Notes in the aggregate principal amount of $200,000. The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Also, each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.

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

Overview

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures") entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at the option of Mr. Foreman and GFPI, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of May 15, 2008.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of March 31, 2008, Foreman Management had seven employees. These employees also perform services for other entities.

On September 7, 2006, G-Nutritional, an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures and Vitaquest owns 49.9% of the membership interests of Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products. Vita Ventures acquires its inventory from Vitaquest and then resells it through the infomercial. Vita Ventures produced an informercial to promote the Products, which aired for the first time during the fourth quarter of 2007. During the three months ended March 31, 2008, Vita Ventures recognized $327,974 of revenue from the Lifeshake product marketed in the infomercial, which is included in the Company's financial statements.

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures. Instride Ventures also acquires its inventory from InStride and then resells it. During the three months ended March 31, 2008, InStride Ventures recognized $9,383 of sales as a result of its agreements to supply therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement. In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales. On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood"). The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. These shares also vest over the four year term of the license agreement. Ventures recognized licensing fees and royalties of $36,080 for the three months ended March 31, 2008.

Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods"). Pursuant to this License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right to manufacture, and the exclusive right to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland. As of March 31, 2008, Ventures recognized royalty income of $18,750 for the three months from its licensing agreement with Northern Foods.

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

Financial Position

At March 31, 2008, the Company had $614,645 in cash and cash equivalents compared to $344,631 at December 31, 2007. At March 31, 2007, the Company had $1,338,595 in cash and cash equivalents. During the three months ended March 31, 2008, the Company received $1,000,000 of proceeds from the issuance of Convertible Promissory Notes. The Company's current obligations will primarily relate to the development of the Foreman brand and payroll expenses as well as costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.).

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

Results of Operations

REVENUE   Revenue for the three months ended March 31, 2008 was $392,187. During the three months ended March 31, 2008, sales of therapeutic footwear by Instride Ventures were $9,383, sales of the Lifeshake product through Vita Ventures were $327,974, and licensing fees earned from Northern Foods and KnowFat were $54,830. During the three months ended March 31, 2007, the Company had no sales as it was still developing products using the Foreman name.

COST OF GOODS SOLD For the three months ended March 31, 2008 cost of goods sold were $6,657 related to purchases of the footwear sold through InStride Ventures' supply agreements and $54,493 from sales of the Lifeshake. During the three months ended March 31, 2007, the Company had no sales or cost of goods sold as it was still developing products using the Foreman name.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three months ended March 31, 2008, selling general and administrative expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses. Selling general and administrative expenses were $902,684 for the three months ended March 31, 2008, compared to $413,129 for the three months ended March 31, 2007. The Company's selling general and administrative expenses increased by $489,555 for the three months ended March 31, 2007 compared to last year as a result of marketing costs of $313,508 to develop and expand the therapeutic shoe and Lifeshake, approximately $85,324 of administrative processing expenses on Lifeshake sales, increased consulting fees on Instride Ventures of $49,500 and increased investor relations expenses of $21,077 as the Company promoted its new business ventures.

AMORTIZATION Amortization expense for the three months ended March 31, 2008 and 2007 was $103,486 and $103,556, respectively. The trade name is being amortized over its five year estimated useful life.

OTHER INCOME   Other income for the three months ended March 31, 2008 was $87,593, compared to $16,398 for the three months ended March 31, 2007. Other income for the three months ended March 31, 2008 included $89,125 of unrealized holding gains in marketable securities from the UFoods' shares. Interest income was $5,237 for the three months ended March 31, 2008, compared to $20,128 for the three months ended March 31, 2007. The reduction in interest income was a result of lower money market account balances in 2008 as the Company used cash to fund operations.

Liquidity and Capital Resources

The Company incurred a net loss of $499,549 and negative cash flows from operating activities of $764,367 for the three months ended March 31, 2008. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date. These factors create an uncertainty about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $764,367 for the three months ended March 31, 2008. This was the result of the net loss including minority interests of $587,540, unrealized gains on marketable securities of $89,125, an increase in prepaid expenses and other current assets of $71,648, a decrease in accounts payable and accrued expenses of $35,209 and licensing fees recognized from the KnowFat exchange of $39,002, offset by amortization expense on the intangible assets of $103,486. The increase in prepaid expenses was due to the March purchases of media time to air the Lifeshake infomercial in April. Net cash used in operating activities was $320,719 for the three months ended March 31, 2007. This was the result of the net loss including minority interests of $500,287 and an increase in prepaid expenses of $50,859 offset by amortization expense on the intangible assets of $103,556 and an increase in accounts payable and accrued expenses of $144,189. The increase in accounts payable and accrued expenses was primarily the result of an increase in billed and unpaid professional fees related to the Company's restatement of its 2005 financial statements.

Net cash provided by financing activities was $1,034,381 for the three months ended March 31, 2008. This was primarily due to $1,000,000 from proceeds of convertible notes received in March. The proceeds will be used for working capital.

The Company expects that its primary use of cash over the short-term will be for the payment of expenses to expand and develop sales of the therapeutic footwear of InStride Ventures LLC and vitamins and nutritional supplements of Vita Ventures LLC. The Company does not anticipate these joint ventures to generate positive cash flow in the short-term. Therefore, the Company expects its cash expenditures to exceed its cash receipts during such period. The ability of the Company to continue as a going concern is dependent on obtaining financing to meet its cash needs. Such financing may not, however, be available on acceptable terms, if at all.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from the Securities Purchase Agreement will be used for working capital. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also include Jeremy Anderson, the chief financial officer of the Company. Effective March 31, 2008, the Company sold newly issued 8% Convertible Notes in the aggregate principal amount of $200,000. The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Also, each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The amount raised in the first two offerings is still not sufficient to ensure the Company's ability to continue as a going concern.

At March 31, 2008, the Company had $614,645 in cash and cash equivalents compared to $344,631 at December 31, 2007. There is an uncertainty about the Company's ability to continue as a going concern. Management of the Company plans on continuing to sell convertible promissory notes from time to time in order to meet the Company's long-term cash needs. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As previously disclosed, it is the opinion of the Company’s management that internal controls over the financial reporting process are not operating effectively. The Company expects to take all action necessary to correct the deficiencies in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the Company's security holders during the first quarter of fiscal year 2008.

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
May 15, 2008

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
May 15, 2008