Form 10-Q
period 2008-06-30
George Foreman Enterprises Inc
filed 2008-08-14
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non Accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 14, 2008, 3,289,006 shares of the registrant's common stock, par value $0.01, were outstanding.

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,971	$344,631
Time deposit	98,000	98,000
Accrued interest receivable	11,402	5,100
Accounts receivable	109,999	12,936
Prepaid expenses and other current assets	-	41,670
Inventory	219,763	12,860
Marketable securities , $1,101,075 at cost	1,386,392	733,569
Total current assets	1,978,527	1,248,766
Time deposit, net of current portion	152,000	152,000
Trade name-net of accumulated amortization of $983,115 at December 31, 2007	-	1,116,601
Total assets	$2,130,527	$2,517,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$469,721	$479,964
Deferred royalties, current portion	369,452	234,500
Accrued interest payable	4,208	-
Lease obligation, current portion	84,470	81,980
Related party payables	245,010	23,162
	1,172,861	819,606
Long-term liabilities,
Contingent liability	1,000,000	1,000,000
Convertible notes payable	1,000,000	-
Deferred royalties, net of current portion	646,657	314,212
Lease obligation, net of current portion	59,907	102,976
Total liabilities	3,879,425	2,236,794
Minority interests in consolidated subsidiaries	1,457,226	1,741,122
Stockholders' equity (deficit):
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at June 30, 2008 and December 31, 2007	33,585	33,585
Additional paid-in capital	185,593,716	185,593,716
Deficit	(188,771,892)	(187,026,317)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity (deficit)	(3,206,124)	(1,460,549)
Total liabilities and stockholders' deficit	$2,130,527	$2,517,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$481,898	$36,425	$874,085	$36,425
Cost of goods sold	58,313	6,085	119,463	6,085
Gross profit	423,585	30,340	754,622	30,340

Operating expenses,
Selling, general and administrative	810,198	416,969	1,712,882	830,099
Amortization	103,486	103,556	206,972	207,112
Total operating expenses	913,684	520,525	1,919,854	1,037,211

Impairment loss	909,629		909,629

Loss from operations	(1,399,728)	(490,185)	(2,074,861)	(1,006,871)

Other income (expense),
Unrealized gain(loss) on marketable securities	(24,377)	-	64,748	-
Interest income	4,443	15,627	9,680	35,756
Interest expense	(22,269)	(3,444)	(29,038)	(7,175)
	(42,203)	12,183	45,390	28,581

Net loss	(1,441,931)	(478,002)	(2,029,471)	(978,290)

Minority interest in loss of consolidated subsidiaries	195,905	44,756	283,896	87,623

Net loss available to common stockholders	$(1,246,026)	$(433,246)	$(1,745,575)	$(890,667)

Basic net loss per common share	$(0.38)	$(0.13)	$(0.53)	$(0.27)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

Diluted net loss per common share	$(0.38)	$(0.13)	$(0.53)	$(0.27)

Diluted weighted average shares outstanding	5,182,258	5,240,589	5,197,512	5,240,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,745,575)	$(890,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	909,629	-
Amortization	206,972	207,112
Minority interests in loss of consolidated subsidiaries	(283,896)	(87,623)
Amortization of deferred royalties	(122,896)	(6,413)
Unrealized gains on marketable securities	(64,748)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(6,302)	(6,768)
Note receivable	-	5,000
Accounts receivable	(97,063)	(22,070)
Inventory	(206,903)	-
Prepaid expenses and other current assets	41,670	(105,579)
Accounts payable and accrued expenses	(10,243)	105,326
Deferred royalties	2,218	68,750
Accrued interest payable	4,208	-
Lease obligation	(40,579)	(38,221)
Net cash used in operating activities	(1,413,508)	(771,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	1,000,000	-
Contribution of minority interest	-	50,000
Proceeds from related party payable	245,010	21,570
Payment of related party payable	(23,162)	-
Net cash provided by financing activities	1,221,848	71,570

Decrease in cash and cash equivalents	(191,660)	(699,583)
Cash and cash equivalents at beginning of period	344,631	1,659,314
Cash and cash equivalents at end of period	$152,971	$959,731

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock in exchange for deferred royalties	$588,075	$513,000

Supplemental disclosure:
Interest paid	$24,830	$7,175

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

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Mr. Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of August 14, 2008.

2. GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,745,575 for the six months ended June 30, 2008. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date and the remaining cash available at June 30, 2008 is $152,971. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to obtain adequate financing to meet the Company's long-term cash needs. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000 (see Note 13 below). The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from these transactions have been used to fund working capital. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also included Jeremy Anderson, the chief financial officer of the Company.

Effective March 31, 2008, the Company sold newly issued 8% Convertible Notes in the aggregate principal amount of $200,000. The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Also, each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from these transactions were also used to fund working capital. The amounts raised in these two transactions were not sufficient to ensure the Company's ability to continue as a going concern.

The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company believes its current obligations will primarily relate to costs associated with the development of the Foreman brand.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. All significant intercompany balances have been eliminated.

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

Income Taxes

Effective for the quarter ended March 31, 2007, and thereafter, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires the Company to clarify its accounting for uncertainty in income taxes recognized in its financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a significant impact on the consolidated financial statements of the Company.

The Company's policy for classifying interest and penalties resulting from income taxes is to recognize interest as interest expense and recognize penalties as general and administrative expenses in its financial statements. As of and for the three and six months ended June 30, 2008, no interest and penalties have been accrued in the consolidated balance sheet and no expense has been incurred in the consolidated statement of operations. For the period ended June 30, 2008, the Company has no unrecognized tax benefits resulting from tax positions taken, or tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease.

At June 30, 2008, the Company has unsettled federal tax returns for the calendar years of 2006 and 2007, and unsettled state tax returns for the calendar years of 2006 and 2007 in the States of New York and Pennsylvania.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows expected to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are based on limited operating history and have been adjusted to reflect management's best estimate of future market and operating conditions. The net carrying values of assets deemed not recoverable are reduced to fair value. The Company's estimates of fair value represent management's best estimates based on industry trends.

Stock-Based Compensation

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. There was no option activity to report in 2007 and for the three and six months ended June 30, 2008.

Net loss per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of June 30, 2008, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
	Total Carrying value as of June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable Securities	$1,386,392	$1,386,392	$—	$—

Total	$1,386,392	$1,386,392	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Unrealized holding gain from marketable securities was $64,748 at June 30, 2008 and included as a component of other income on the consolidated statement of operations. The adoption of SFAS 157 did not have any impact on the Company’s consolidated results of operations and financial position.

4. TIME DEPOSIT

On July 15, 2007, in connection with the Assignment and Termination Agreement (see Note 9 below) the Company opened a certificate of deposit for $250,000 with Wachovia Bank. The deposit accrues interest at a rate of 4.88% per annum with a maturity date of July 14, 2008. Unpaid interest of $11,402 has been accrued at June 30, 2008.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2008 and December 31, 2007 were $0 and $41,670, respectively. For the period ended December 31, 2007, $35,000 represents prepaid insurance for the Directors and Officers Liability Policy. This amount was expensed monthly over the life of the policy.

6. INTANGIBLE ASSETS - TRADE NAME

On August 15, 2005, the Company and Ventures, entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. The initial capital contribution of intellectual property by Mr. Foreman and George Foreman Productions, Inc. was valued for consolidated financial statement purposes at $2,099,716. The intangible asset was being amortized over its five year estimated useful life.

Intangible assets that are subject to amortization are evaluated for impairment. The Company uses a non-discounted cash flow analysis method of assessing impairment of these assets. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of the projected non-discounted cash flows. Due to recurring losses and negative cash flows from operations, in 2008 the Company evaluated its intangible assets for impairment. To date, the Company has not been successful in achieving its financial projections and cash flow estimates. Fair value was estimated using a discounted cash flow method. As a result and based on our performance to date and the lack of history of meeting our financial projections, we determined that the trade name was impaired and we recorded an impairment charge of $909,629 for the quarter ended June 30, 2008.

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

This nonmonetary exchange was accounted for under Emerging Issues Task Force 00-8 ("EITF 00-8"), Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services. Under EITF 00-8 the 450,000 shares of UFood (formerly known as KnowFat) common stock was recorded at the estimated fair value of $513,000 at the date of vesting. On June 12, 2008, an additional 304,702 shares of Ufood vested in accordance with the licensing agreement. These shares were valued at their fair value of $588,075 on the vesting date. As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with Accounting Principles Board Opinion 18, as Ventures owns less than a 20% interest in KnowFat including all shares granted. However, at the date of merger of KnowFat into UFood, the investment in common stock of UFood is now accounted for under FASB 115, and classified as a trading security due to management’s intent to trade the investment in the near term. Therefore, the Company has recorded an unrealized holding gain of $285,317 through June 30, 2008.

8. DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the minimum royalty fees from Northern Foods of $150,000, net of $92,721 recognized as revenue through June 30, 2008, to be recognized on a straight-line basis, and the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $1,101,075, net of $144,464 recognized as revenue through June 30, 2008, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (Note 7), their fair value will be deferred and recognized over the remaining term of the contract. Deferred revenues also include $2,218 of Lifeshake orders taken but not shipped as of June 30, 2008.

9. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the prime lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Termination and Assignment Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit, collateralized by a time deposit, has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007. With the landlord's approval, the letter of credit was reduced from $333,000 to $242,000 in June 2007 and to $152,000 in May 2008. Currently, a letter of credit for $152,000, collateralized by a time deposit of $250,000, has been established to secure the Company's payment to the landlord

10. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

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

11. RELATED PARTY TRANSACTIONS

Included in related party payables at June 30, 2008 are advances received by Vita Ventures, LLC from Vitaquest of $227,458 and advances received by InStride Ventures, LLC from its minority owner of $17,552. In accordance with the operating agreements, the advances are interest-free and have no specified repayment term. The Company retains Jewelcor Management Inc. ("JMI") to serve as a consultant for $4,167 per month. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

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

13. CONVERTIBLE NOTES PAYABLE

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also included Jeremy Anderson, the chief financial officer of the Company.

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

Overview

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures") entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at the option of Mr. Foreman and GFPI, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,822,151 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of August 14, 2008.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of June 30, 2008, Foreman Management had seven employees. These employees also perform services for other entities.

On September 7, 2006, G-Nutritional, an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements, including the Lifeshake product (the "Products"), using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name. G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures. G-Nutritional owns 50.1% of the membership interests of Vita Ventures and Vitaquest owns 49.9% of the membership interests of Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products. Vita Ventures acquires its inventory from Vitaquest and then resells it through an infomercial. Vita Ventures produced an infomercial to promote the Products, which aired for the first time during the fourth quarter of 2007.

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman. Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures. Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures. Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures. Instride Ventures acquires its inventory from InStride and then resells it. On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees. As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement. In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales. On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood"). The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. These shares also vest over the four year term of the license agreement.

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

Financial Position

At June 30, 2008, the Company had $152,971 in cash and cash equivalents compared to $344,631 at December 31, 2007. At June 30, 2007, the Company had $959,731 in cash and cash equivalents. During the six months ended June 30, 2008, the Company received $1,000,000 of proceeds from the issuance of Convertible Promissory Notes. The Company's current obligations will primarily relate to the development of the Foreman brand and payroll expenses as well as costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.).

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

Results of Operations

REVENUE   Revenue for the three months and six months ended June 30, 2008 was $481,898 and $874,085, respectively. Revenue during the three months and six months ended June 30, 2008, consisted of sales of therapeutic footwear by Instride Ventures of $27,880 and $37,263, sales of the Lifeshake product through Vita Ventures of $377,661 and $705,635, and licensing fees earned from Northern Foods and KnowFat of $76,358 and $131,188, respectively. During the three months and six months ended June 30, 2007, the Company had revenues of $36,425 consisting of sales of the therapeutic footwear of $23,762 and licensing fees earned from Northern Foods and KnowFat of $12,663.

COST OF GOODS SOLD For the three months ended June 30, 2008, cost of goods sold were $58,313, related to purchases of $13,629 for the footwear sold through InStride Ventures' supply agreements and $44,684 from sales of the Lifeshake. For the six months ended June 30, 2008, cost of goods sold were $119,463, related to purchases of $20,286 for the footwear sold through InStride Ventures' supply agreements and $99,177 from sales of the Lifeshake. During the three months and six months ended June 30, 2007, the Company had cost of goods sold of $6,085 on the therapeutic footwear.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three months and six months ended June 30, 2008, selling general and administrative expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses. Selling general and administrative expenses were $1,712,882 for the six months ended June 30, 2008, compared to $830,099 for the six months ended June 30, 2007. The Company's selling general and administrative expenses increased by $882,783 for the six months ended June 30, 2008 compared to last year as a result of increased marketing costs of $544,205 to develop and expand the therapeutic shoe and Lifeshake, approximately $162,000 of administrative processing expenses on Lifeshake sales, increased consulting fees on Instride Ventures of $75,000, increased legal fees of $46,453 related to the convertible notes that were issued during the first quarter of 2008 and increased payroll costs of $31,293 as additional employees were hired as a result of the Lifeshake and therapeutic shoe businesses. Selling, general and administrative expenses were $810,198 for the three months ended June 30, 2008, compared to $416,969 for the three months ended June 30, 2007, an increase of $393,229 over last year. The Company's selling general and administrative expenses increased by $393,229 for the three months ended June 30, 2008 compared to last year as a result of increased marketing costs of $230,246 to develop and expand the therapeutic shoe and Lifeshake, $52,035 of administrative processing expenses on Lifeshake sales, increased consulting fees on Instride Ventures of $49,500 and increased legal fees of $36,842 related to the convertible notes that were issued during the first quarter of 2008.

 AMORTIZATION Amortization expense for the three months and six months ended June 30, 2008 was $103,486 and $206,972, respectively, and for the three months and six months ended June 30, 2007 was $103,556 and $207,112, respectively. The trade name was being amortized over its five year estimated useful life.

IMPAIRMENT CHARGES An impairment loss of $909,629 was recorded as expense for the quarter ended June 30, 2008, whereas there was no similar loss during 2007. The Company determined that its trade name was significantly impaired, and recorded an impairment charge of $909,629 for the quarter ended June 30, 2008, reflecting the entire net book value of these assets.

OTHER INCOME(EXPENSE)   Other income(expense) for the three months and six months ended June 30, 2008 was $(42,203) and $45,390, respectively. Included in other income(expense) for the three months ended June 30, 2008 is interest income on money market accounts of $4,443 and interest expense of $22,269 as the Company paid interest on the convertible notes issued in March 2008. Also included in other expenses for the three months ended June 30, 2008 are unrealized holding losses in marketable securities of UFood shares of $(24,377). Included in other income(expense) for the six months ended June 30, 2008 is interest income on money market accounts of $9,680 and interest expense of $29,038 primarily related to interest due on the convertible notes issued in March 2008. Also included in other income for the six months ended June 30, 2008 are unrealized holding gains of $64,748 on the UFood marketable securities. Interest income was $15,627 and $35,756 for the three months and six months ended June 30, 2008, respectively. The reduction in interest income was a result of lower money market account balances in 2008 as the Company used cash to fund operations.

Liquidity and Capital Resources

The Company incurred a net loss of $1,745,575 and negative cash flows from operating activities of $1,413,508 for the six months ended June 30, 2008. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date. These factors create an uncertainty about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,413,508 for the six months ended June 30, 2008. This was the result of the net loss including minority interests of $2,029,471, an increase in accounts receivable of $97,063, an increase in inventory of $206,903, unrealized gains on marketable securities of $64,748, and licensing fees recognized from the KnowFat and Northern Foods of $122,896, offset by amortization expense on the intangible assets of $206,972 and impairment charges of $909,629. The increase in accounts receivable was due to the revenue generated from sales of Lifeshake. Lifeshake inventory was increased in order to fulfill future sales orders. Net cash used in operating activities was $771,153 for the six months ended June 30, 2007. This was the result of the net loss including minority interests of $978,290, an increase in accounts receivable of $22,070, payments on the lease obligation of $38,221 and an increase in prepaid expenses and other current assets of $105,579 offset by an increase in accounts payable and accrued expenses of $105,326, deferred royalties of $68,750, amortization expense on the intangible assets of $207,112. The increase in accounts payable and accrued expenses was primarily the result of an increase in billed and unpaid professional fees related to the Company's restatement of its 2005 financial statements.

Net cash provided by financing activities was $1,221,848 for the six months ended June 30, 2008. This was primarily due to $1,000,000 from proceeds of convertible notes received in March as well as proceeds received from related parties. These proceeds were used for working capital. Net cash provided by financing activities was $71,570 for the six months ended June 30, 2007. This was due to $50,000 of minority interest contributions as well as $21,570 received from related parties.

The Company expects that its primary use of cash over the short-term will be for the payment of expenses to expand and develop sales of the therapeutic footwear of InStride Ventures LLC and vitamins and nutritional supplements of Vita Ventures LLC. The Company does not anticipate these joint ventures to generate significant positive cash flow in the short-term. Therefore, the Company's cash expenditures may exceed its cash receipts during such period. The ability of the Company to continue as a going concern may be dependent on obtaining financing to meet its cash needs. Such financing may not, however, be available on acceptable terms, if at all.

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

At June 30, 2008, the Company had $152,971 in cash and cash equivalents compared to $344,631 at December 31, 2007. There is an uncertainty about the Company's ability to continue as a going concern. Management of the Company plans on continuing to sell convertible promissory notes from time to time in order to meet the Company's long-term cash needs. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Ownership and Merger.(3)

3.3
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Preferred Stock.(3)

4.1	Form of Common Stock Certificate.(1)

4.2	Form of Series A Preferred Stock Certificate.

10.1	The Company's Amended Stock Option Plan.(1)

10.3	Code of ethics.(2)

10.4	Consulting agreement, dated as of June 10, 2004, between the Company and Jewelcor Management, Inc.(2)

10.5	Assignment Agreement, dated as of August 15, 2005, by and among George Foreman and George Foreman Productions, Inc., on one hand, and George Foreman Ventures LLC, on the other hand.(3)

10.6	Services Agreement dated as of August 15, 2005, by and between George Foreman Productions f/s/o George Foreman and George Foreman Ventures LLC.(3)

10.7	Registration Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc., on one hand, and George Foreman and George Foreman Productions, on the other hand.(3)

10.8
Investor Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc. and George Foreman Ventures LLC, on one hand, and George Foreman and George Foreman Productions, on the other hand.(3)

10.9	Amended and Restated Limited Liability Company Agreement of George Foreman Ventures LLC, dated August 15, 2005.(3)

10.10	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman, Jr.(3)

10.11	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman III.(3)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company's registration statement on Form S-1, as amended and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's Form 8-K filed on August 15, 2005 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGE FOREMAN ENTERPRISES, INC.

By	/s/ Seymour Holtzman
Seymour Holtzman
Chief Executive Officer August 14, 2008

GEORGE FOREMAN ENTERPRISES, INC.

By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer August 14, 2008