Form 10-Q
period 2008-09-30
George Foreman Enterprises Inc
filed 2008-11-19
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer	☐
Non Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2008, 3,289,006 shares of the registrant's common stock, par value $0.01, were outstanding.

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,239	$344,631
Time deposit	98,000	98,000
Accrued interest receivable	795	5,100
Accounts receivable	251,917	12,936
Prepaid expenses and other current assets	69,336	41,670
Inventory	177,590	12,860
Marketable securities , $1,551,075 at cost	765,431	733,569
Total current assets	1,496,308	1,248,766
Time deposit, net of current portion	54,000	152,000
Trade name-net of accumulated amortization of $983,115 at December 31, 2007	-	1,116,601
Total assets	$1,550,308	$2,517,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$566,999	$479,964
Deferred royalties, current portion	365,283	234,500
Accrued interest payable	4,208	-
Lease obligation, current portion	85,744	81,980
Related party payables	318,436	23,162
	1,304,670	819,606
Long-term liabilities,
Contingent liability	1,000,000	1,000,000
Convertible notes payable	1,000,000	-
Deferred royalties, net of current portion	551,268	314,212
Lease obligation, net of current portion	37,884	102,976
Total liabilities	3,929,822	2,236,794
Minority interests in consolidated subsidiaries	1,275,579	1,741,122
Stockholders' equity (deficit):
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued & outstanding at September 30, 2008 and December 31, 2007	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued & 3,289,006 shares outstanding at September 30, 2008 & December 31, 2007	33,585	33,585
Additional paid-in capital	185,593,716	185,593,716
Deficit	(189,220,861)	(187,026,317)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total stockholders' equity (deficit)	(3,655,093)	(1,460,549)
Total liabilities and stockholders' deficit	$1,550,308	$2,517,367
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$329,994	$66,309	$1,204,079	$102,734
Cost of goods sold	53,146	17,775	172,609	23,860
Gross profit	276,848	48,534	1,031,470	78,874

Operating expenses,
Selling, general and administrative	566,437	509,088	2,279,319	1,339,186
Amortization	-	103,556	206,972	310,669
Total operating expenses	566,437	612,644	2,486,291	1,649,855

Impairment loss	-	-	909,629	-

Loss from operations	(289,589)	(564,110)	(2,364,450)	(1,570,981)

Other income (expense),
Gain on Settlement	750,000	-	750,000	-
Unrealized gain(loss) on marketable securities	(1,070,960)	-	(1,006,212)	-
Interest income	2,242	10,015	11,922	45,770
Interest expense	(22,309)	(3,169)	(51,347)	(10,344)
	(341,027)	6,846	(295,637)	35,426

Net loss	(630,616)	(557,264)	(2,660,087)	(1,535,555)

Minority interest in loss of consolidated subsidiaries	181,647	41,065	465,543	128,791

Net loss available to common stockholders	$(448,969)	$(516,199)	$(2,194,544)	$(1,406,764)

Basic net loss per common share	$(0.14)	$(0.16)	$(0.67)	$(0.43)

Basic weighted average shares outstanding	3,289,006	3,289,006	3,289,006	3,289,006

Diluted net loss per common share	$(0.14)	$(0.16)	$(0.67)	$(0.43)

Diluted weighted average shares outstanding	5,088,759	5,239,965	5,170,394	5,240,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,194,544)	$(1,406,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	909,629	-
Amortization	206,972	310,669
Minority interests in loss of consolidated subsidiaries	(465,543)	(128,791)
Amortization of deferred royalties	(223,713)	(63,477)
Unrealized losses on marketable securities	1,006,212	-
Marketable securities received in settlement	(450,000)	-
Changes in operating assets and liabilities:
Accrued interest receivable	4,305	19,877
Note receivable	-	5,000
Accounts receivable	(238,981)	(8,909)
Inventory	(164,730)	-
Prepaid expenses and other current assets	(27,666)	(183,839)
Accounts payable and accrued expenses	87,035	188,660
Deferred royalties	3,478	75,000
Accrued interest payable	4,208	-
Lease obligation	(61,328)	(57,765)
Net cash used in operating activities	(1,604,666)	(1,250,339)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposit	(152,000)	(250,000)
Proceeds of matured time deposit	250,000	333,000
	98,000	83,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	1,000,000	-
Contribution of minority interest	-	125,499
Proceeds from related party payable	318,436	19,550
Payment of related party payable	(23,162)	-
Net cash provided by financing activities	1,295,274	145,049

Decrease in cash and cash equivalents	(211,392)	(1,022,290)
Cash and cash equivalents at beginning of period	344,631	1,659,314
Cash and cash equivalents at end of period	$133,239	$637,024

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock received in settlement	$450,000	$-
Investment in common stock in exchange for deferred royalties	588,075	513,000

Supplemental disclosure:
Interest paid	$47,139	$10,344

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

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at GFPI and Mr. Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board. If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,814,551 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of November 19, 2008.

2. GOING CONCERN UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,194,544 for the nine months ended September 30, 2008. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date and the remaining cash available at September 30, 2008 is $133,239. These factors create substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing a plan to obtain adequate financing to meet the Company's long-term cash needs. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company sold 8% Convertible Notes on March 31, 2008 in the aggregate principal amount of $200,000. The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from these transactions have been used to fund working capital. The amounts raised in these two transactions were not sufficient to ensure the Company's ability to continue as a going concern.

The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company believes its current obligations will primarily relate to costs associated with the development of the Foreman brand.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable SEC rules and regulations. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. All significant intercompany balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at amounts the Company expects to collect. The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral on credit sales and reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. Included in accounts receivable are installment payments of $50,000 each due from Z-Trim Holdings, Inc. on January 1, February 1, and March 1, 2009.

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

The Company's policy for classifying interest and penalties resulting from income taxes is to recognize interest as interest expense and recognize penalties as general and administrative expenses in its financial statements. As of and for the three and nine months ended September 30, 2008, no interest and penalties have been accrued in the consolidated balance sheet and no expense has been incurred in the consolidated statement of operations. For the period ended September 30, 2008, the Company has no unrecognized tax benefits resulting from tax positions taken, or tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease.

At September 30, 2008, the Company has no unsettled federal tax returns and unsettled state tax returns for the calendar year 2007 in the State of Pennsylvania.

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

Stock-Based Compensation

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options. SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period. Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods. There was no option activity to report in 2007 and for the three and nine months ended September 30, 2008.

Net loss per share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of the Company. Certain unexercised stock options to purchase shares of the Company's common stock as of September 30, 2008, were excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common stock.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:
		Fair Value Measurements at September 30, 2008 Using
	Total Carrying value as of September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Marketable Securities	$765,431	$765,431	$—	$—

Total	$765,431	$765,431	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Unrealized holding losses from marketable securities were $1,006,212 at September 30, 2008 and included as a component of other income on the consolidated statement of operations. The adoption of SFAS 157 did not have any impact on the Company’s consolidated results of operations and financial position.

4. TIME DEPOSIT

On July 15, 2007, in connection with the Assignment and Termination Agreement (see Note 9 below) the Company opened a certificate of deposit for $250,000 with Wachovia Bank. The deposit matured on July 14, 2008. A new time deposit of $152,000 was opened on July 14, 2008 and accrues interest at a rate of 3.12% per annum with a maturity date of July 14, 2009. Unpaid interest of $795 has been accrued at September 30, 2008.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2008 and December 31, 2007 were $69,336 and $41,670, respectively. Balances of $47,268 and $35,000 at September 30, 2008 and December 31, 2007, respectively represent prepaid insurance for the Directors and Officers Liability Policy. The amounts are being expensed monthly over the life of the policy.

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

7. INVESTMENT IN COMMON STOCK – MARKETABLE SECURITIES

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

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with Accounting Principles Board Opinion 18, as Ventures owns less than a 20% interest in KnowFat including all shares granted. However, at the date of merger of KnowFat into UFood, the investment in common stock of UFood is now accounted for under FASB 115, and classified as a trading security due to management’s intent to trade the investment in the near term. The Company has recorded an unrealized holding loss of $856,212 through September 30, 2008.

As a result of the Company's settlement with Z-Trim Holdings, Inc, the Company was granted 3 million shares of Z-Trim Holding's unrestricted common stock on August 29, 2008. The investment in common stock of Z-Trim Holdings, Inc. is accounted for under FASB 115, and classified as a trading security due to management’s intent to trade the investment in the near term. The Company has recorded an unrealized holding loss of $150,000 through September 30, 2008.

8. DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the minimum royalty fees from Northern Foods of $150,000, net of $110,250 recognized as revenue through September 30, 2008, to be recognized on a straight-line basis, and the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $1,101,075, net of $225,532 recognized as revenue through September 30, 2008, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (Note 7), their fair value will be deferred and recognized over the remaining term of the contract.

9. LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010. Under the terms of the prime lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term. In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006. The landlord then subleased the premises to a third party. The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease. The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005. Under the terms of the Termination and Assignment Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010. The present value of the resulting liability has been recorded on the consolidated balance sheet. A letter of credit, collateralized by a time deposit, has been established to secure the Company's payment to the landlord. Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007. With the landlord's approval, the letter of credit was reduced from $333,000 to $242,000 in June 2007 and to $152,000 in May 2008. Currently, a letter of credit for $152,000, collateralized by a time deposit of $152,000, has been established to secure the Company's payment to the landlord

10. MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

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

11. RELATED PARTY TRANSACTIONS

Included in related party payables at September 30, 2008 are advances received by Vita Ventures, LLC from Vitaquest of $285,837 and advances received by InStride Ventures, LLC from its minority owner of $32,599. In accordance with the operating agreements, the advances are interest-free and have no specified repayment term. The Company retains Jewelcor Management Inc. ("JMI") to serve as a consultant for $4,167 per month. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

12. CONTINGENT SHARES

The Registration Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc., and George Foreman and George Foreman Productions (the "Registration Rights Agreement") provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement. At Mr. Foreman's request, the Company shall issue a new series of preferred stock of the Company, having an aggregate liquidation preference of $1 million, bearing interest at 8% per annum, redeemable at the option of the holder three years from the date of issuance. As of August 15, 2008, the market capitalization did not reach or exceed $20 million and the shares are issuable upon Mr. Foreman's request, subject to the terms of the Registration Rights Agreement. Mr. Foreman requested these shares on or about October 8 and the Company is reviewing this request. As of November 19, the shares have not yet been issued.

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

Overview

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures") entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures. In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures. These membership interests can be, at the option of Mr. Foreman and GFPI, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company. In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board"). If all of Mr. Foreman's and GFPI's membership interests in Ventures were exchanged for shares of common stock of the Company and all unexercised Company stock options were exercised, there would be 5,814,651 shares of common stock of the Company outstanding based on the number of shares of common stock outstanding as of November 19, 2008.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of September 30, 2008, Foreman Management had seven employees. These employees also perform services for other entities.

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

Financial Position

At September 30, 2008, the Company had $133,239 in cash and cash equivalents compared to $344,631 at December 31, 2007. At September 30, 2007, the Company had $637,024 in cash and cash equivalents. During the nine months ended September 30, 2008, the Company received $1,000,000 of proceeds from the issuance of Convertible Promissory Notes. The Company's current obligations will primarily relate to the development of the Foreman brand and payroll expenses as well as costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.).

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

Results of Operations

REVENUE Revenue for the three months and nine months ended September 30, 2008 was $329,994 and $1,204,079, respectively. Revenue during the three months and nine months ended September 30, 2008, consisted of sales of therapeutic footwear by Instride Ventures of $51,123 and $88,385, sales of the Lifeshake product through Vita Ventures of $180,274 and $885,909, and licensing fees earned from Northern Foods and KnowFat of $98,597 and $229,785, respectively. During the three months and nine months ended September 30, 2007, the Company had sales of the therapeutic footwear of $15,495 and $39,257, respectively, and licensing fees earned from Northern Foods and KnowFat of $50,814 and $63,477, respectively.

COST OF GOODS SOLD For the three months ended September 30, 2008, cost of goods sold were $53,146, related to purchases of $26,196 for the footwear sold through InStride Ventures' supply agreements and $26,950 from sales of the Lifeshake. For the nine months ended September 30, 2008, cost of goods sold were $172,609, related to purchases of $46,482 for the footwear sold through InStride Ventures' supply agreements and $126,127 from sales of the Lifeshake. During the three months and nine months ended September 30, 2007, the Company had cost of goods sold of $17,775 and $23,860, respectively on the therapeutic footwear.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES  During the three months and nine months ended September 30, 2008, selling general and administrative expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses. Selling general and administrative expenses were $2,279,319 for the nine months ended September 30, 2008, compared to $1,339,186 for the nine months ended September 30, 2007. The Company's selling general and administrative expenses increased by $940,133 for the nine months ended September 30, 2008 compared to last year as a result of increased marketing costs of $734,518 to develop and expand the therapeutic shoe and Lifeshake, approximately $165,000 of administrative processing expenses on Lifeshake sales, increased consulting fees on Instride Ventures of $148,500 and increased payroll costs of $24,847 as additional employees were hired as a result of the Lifeshake and therapeutic shoe businesses. Audit and legal fees were $142,919 lower for the nine months ended September 30, 2008 compared to last year primarily because the prior year's expenses included services performed in connection with the restatement of the Company's financial statements. Selling, general and administrative expenses were $566,437 for the three months ended September 30, 2008, compared to $509,088 for the three months ended September 30, 2007. The Company's selling general and administrative expenses increased by $57,349 for the three months ended September 30, 2008 compared to last year as a result of increased marketing costs of $190,315 to develop and expand the therapeutic shoe and Lifeshake, $26,608 of administrative processing expenses on Lifeshake sales, increased consulting fees on Instride Ventures of $49,500 offset by a decrease in legal fees of $106,576, audit fees of $71,877, investor relations expenses of $17,544, and franchise taxes of $10,790.

 AMORTIZATION Amortization expense for the nine months ended September 30, 2008 was $206,972. The Company recorded an impairment loss in the second quarter of 2008 and therefore no amortization expense was recorded in the current quarter. Amortization expense for the three months and nine months ended September 30, 2007 was $103,556 and $310,669, respectively. The trade name was being amortized over its five year estimated useful life.

IMPAIRMENT CHARGES An impairment loss of $909,629 was recorded as expense for the quarter ended June 30, 2008, whereas there was no similar loss during 2007. The Company determined that its trade name was significantly impaired, and recorded an impairment charge of $909,629 for the quarter ended June 30, 2008, reflecting the entire net book value of these assets.

OTHER INCOME(EXPENSE) Other income(expense) for the three months and nine months ended September 30, 2008 was $(341,027) and $(295,637), respectively. Included in other income (expense) for the three months ended September 30, 2008 is income of $750,000 on the settlement with Z-Trim Holdings, Inc. offset by interest expense of $(22,309) as the Company paid interest on the convertible notes issued in March 2008. Also included in other expenses for the three months ended September 30, 2008 are unrealized holding losses in marketable securities of UFood and Z-Trim Holdings, Inc. shares of $(1,070,960). Included in other income(expense) for the nine months ended September 30, 2008 is income of $750,000 on the settlement with Z-Trim Holdings, Inc. offset by interest expense of $(51,347) and unrealized holding losses in marketable securities of UFood and Z-Trim Holdings, Inc. shares of $(1,006,212). Interest income was $10,015 and $45,770 for the three months and nine months ended September 30, 2008, respectively. The reduction in interest income was a result of lower money market account balances in 2008 as the Company used cash to fund operations.

Liquidity and Capital Resources

The Company incurred a net loss of $2,194,544 and negative cash flows from operating activities of $1,604,666 for the nine months ended September 30, 2008. In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date. These factors create an uncertainty about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,604,666 for the nine months ended September 30, 2008. This was the result of the net loss including minority interests of $2,660,087, marketable securities received in a legal settlement of $450,000, an increase in accounts receivable of $238,981, an increase in inventory of $164,730, and licensing fees recognized from the KnowFat and Northern Foods of $223,713, offset by amortization expense on the intangible assets of $206,972, impairment charges of $909,629, and unrealized losses on marketable securities of $1,006,212. The increase in accounts receivable was due to the revenue generated from sales of Lifeshake as well as funds to be received from the Z-Trim Holdings, Inc. settlement. Lifeshake inventory was increased in order to fulfill future sales orders. Net cash used in operating activities was $1,250,339 for the nine months ended September 30, 2007. This was the result of the net loss including minority interests of $1,535,555, payments on the lease obligation of $57,765, an increase in prepaid expenses and other current assets of $183,839, and licensing fees recognized from the Knowfat exchange of $38,477, offset by an increase in accounts payable and accrued expenses of $188,660, deferred royalties of $75,000, and amortization expense on the intangible assets of $310,669. The increase in accounts payable and accrued expenses was primarily the result of an increase in billed and unpaid professional fees related to the Company's restatement of its 2005 financial statements.

Net cash provided by investing activities was $98,000 for the nine months ended September 30, 2008. This was the result of proceeds from a matured time deposit of $250,000 of which $152,000 was used to purchase another time deposit. Net cash provided by investing activities was $83,000 for the nine months ended September 30, 2007. This was the result of proceeds from a matured time deposit of $333,000 of which $250,000 was used to purchase another time deposit.

Net cash provided by financing activities was $1,295,274 for the nine months ended September 30, 2008. This was primarily due to $1,000,000 from proceeds of convertible notes received in March as well as proceeds received from related parties. These proceeds were used for working capital. Net cash provided by financing activities was $145,049 for the nine months ended September 30, 2007. This was due to $125,499 of minority interest contributions as well as $19,550 received from related parties.

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

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000. The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The proceeds from the Securities Purchase Agreement were used for working capital. The buyers of the Notes included two entities that are controlled by Seymour Holtzman. Mr. Holtzman is a director, chief executive officer and co-chairman of the board of directors of the Company. The buyers also include Jeremy Anderson, the chief financial officer of the Company. The Company sold 8% Convertible Notes on March 31, 2008 in the aggregate principal amount of $200,000. The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment. Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment. The amount raised in the first two offerings is still not sufficient to ensure the Company's ability to continue as a going concern.

At September 30, 2008, the Company had $133,239 in cash and cash equivalents compared to $344,631 at December 31, 2007. There is substantial doubt about the Company's ability to continue as a going concern. Management of the Company plans on continuing to sell convertible promissory notes from time to time in order to meet the Company's long-term cash needs. The ability of the Company to continue as a going concern is dependent on the plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has settled all outstanding litigation with Z-Trim Holdings, Inc. ("Z-Trim") on amicable terms. Pursuant to the Settlement Agreement, both Parties are obligated to dismiss with prejudice all existing claims between them, in both the Federal and State courts after Z-Trim satisfies all of its obligations in the Agreement. Z Trim is obligated to pay to the Company a total sum of $300,000, with $150,000 paid on September 3, 2008, and three additional payments of $50,000 each on January 1, 2009, February 1, 2009 and March 1, 2009, respectively. Z Trim has further agreed to use its best efforts to immediately provide for the grant of 3 million shares of Z-Trim's registered for resale and unrestricted common stock to the Company. The Company received a stock certificate for 3 million unregistered shares of Z-Trim's common stock. All other obligations between the parties have been mutually resolved and neither party has admitted wrong-doing or liability of any kind.

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
November 19, 2008

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
November 19, 2008