Form 10-K
period 2008-12-31
George Foreman Enterprises Inc
filed 2011-08-25
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________________.

COMMISSION FILE NUMBER:  000-26585

GEORGE FOREMAN ENTERPRISES, INC.
(Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation)	54-1811721 (I.R.S. Employer Identification No.)

100 N. WILKES-BARRE BLVD, 4TH FLOOR, WILKES-BARRE, PA (Address of principal executive offices)	18702 (Zip Code)

Issuer's telephone number, including area code (570) 822-6277

Securities registered pursuant to Section 12(b) of the Securities Act:  None.

Securities registered pursuant to Section 12(g) of the Securities Act: Common stock, par value $.01 per share.

Indicate by check mark whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act ☐.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒.

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐ No ☒.

The issuer had revenues of $512,541 for its most recent fiscal year ended December 31, 2010.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,918,344 as of August 23, 2011, based upon the closing price of such equity as of such date.

As of August 23, 2011, 5,088,759 shares of the issuer's common stock were outstanding.

GEORGE FOREMAN ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

George Foreman Enterprises, Inc. (referred to in this report as "we" or the "Company") is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (this "Report"). The Company is delinquent in compliance with its reporting obligations with the Securities and Exchange Commission (the "SEC").  The filing of this Report is part of the ongoing process to bring the Company in compliance with its reporting obligations under the rules and regulations of the SEC.

This Report reflects the Company's financial position, results of operations, business and prospects only as of the end of the period covered by this Report.  The readers are cautioned not to place undue reliance on such information, because the Company's financial position has deteriorated further since the end of the period covered by this Report due to additional expenses incurred by the Company as a result of continued operation expenses and the challenges being faced by the Company to generate meaningful revenues from its business.  Additionally, as disclosed in this Report and the Company's other filings with the SEC, the Company has had a history of operating losses, and there is substantial doubt about the Company's ability to continue as a going concern. Any forward-looking statements included in this Report represent management's view as of the filing date of this Report.

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

The Company was incorporated in Delaware on April 23, 1996.  The Company’s operations are derived from licensing agreements and royalties received from the right to use the George Foreman name.  The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc., and its majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures").  G-Nutritional, LLC ("G-Nutritional") is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC ("Vita Ventures") was acquired.  Ventures also acquired a majority ownership position in InStride Ventures, LLC ("InStride Ventures").  All significant intercompany balances have been eliminated.

On August 15, 2005 the Company and Ventures, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI," and, collectively with George Foreman, "Foreman") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures.  In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures.  These membership interests can be, at GFPI and Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company.  In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued two shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board").  The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board.

At December 31, 2008, the Company had $102,944 in cash and cash equivalents compared to $344,631 at December 31, 2007.  There is an uncertainty about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 7, 2008, the Company sold, in a private placement mostly to third-party investors, its 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000.  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The proceeds from the Securities Purchase Agreement were used for working capital.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also include Jeremy Anderson, the chief financial officer of the Company.

The Company also sold, in a private placement, its 8% Convertible Notes on March 31, 2008 in the aggregate principal amount of $200,000.  The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The proceeds from these transactions have been used to fund working capital. The amounts raised in these two transactions were not sufficient to ensure the Company's ability to continue as a going concern.

The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations.  The Company’s current revenues are derived from the sale of diabetic shoes in InStride Ventures as well as shares of stock and quarterly royalty payments received by Ventures from UFood Restaurant Group, Inc. (“UFood”).  The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes. The Company is in default under the Notes due to its failure to pay principal and interest in the aggregate amount of $1,200,708 through July 2011.

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to Ventures.  Mr. Foreman has entered into numerous licensing, endorsement and other agreements, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures.  In addition, the United States Patent and Trademark Office (the "PTO") may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name.  Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.  The value of the George Foreman name may be diminishing as Mr. Foreman gets older and the memory of his career as a boxer fades.

On September 7, 2006, G-Nutritional, an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name.  G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures.  G-Nutritional owns 50.1% of the membership interests of Vita Ventures and Vitaquest owns 49.9% of the membership interests of Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products.  We acquire our inventory from our business partner and then resell it through our infomercial.  Vita Ventures produced an informercial to promote the Products, which aired for the first time during the fourth quarter of 2007.  During the twelve months ended December 31, 2008, Vita Ventures recognized $1,048,168 of revenue from the Lifeshake product marketed in the infomercial. Vita Ventures discontinued the sale of its products during the last quarter of 2008 and is currently contemplating marketing the Products again on a test basis through our infomercial.

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  We also acquire our inventory from our business partner and then resell it.  During the twelve months ended December 31, 2008, InStride Ventures recognized $129,051, of sales as a result of its agreement to supply therapeutic footwear using the name and likeness of George Foreman.  About two-thirds of our sales recognized by InStride Ventures in 2008 were from one customer.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc.  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. Ventures recognized licensing fees and royalties of $252,417 for the twelve months ended December 31, 2008.  As of August 23, 2011, Ventures had disposed of 745,933 UFood shares and had 625,224 UFood shares remaining.  The value of the UFood shares owned by Ventures based on the August 23, 2011 market price was $100,036.

Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods").  Pursuant to this License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right to manufacture, and the exclusive right to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland.   As of December 31, 2008, Ventures recognized royalty income of $113,938 for the twelve months from its licensing agreement with Northern Foods. Ventures’ License Agreement with Northern Foods expired in September 2009 and it was not renewed.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of December 31, 2008, Foreman Management had six part-time employees.  These employees also perform services for other entities.

The Company's principal executive offices are located in Wilkes-Barre, Pennsylvania in space leased by Jewelcor Management, Inc. ("JMI") from Seymour Holtzman and his wife and made available to the Company (without separate charge).   JMI, a company controlled by Mr. Holtzman, the Company's former Co-Chairman of the Board and former Chief Executive Officer of the Company, provides the Company with certain consulting, administrative and other services in exchange for a monthly fee of $4,167.  Since July 2008 these fees have been accruing but have not been paid.

We are required to file or furnish with or to the Securities and Exchange Commission (“SEC” or “Commission”) our quarterly reports on Form 10−Q, annual reports on Form 10−K, current reports on Form 8−K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m.  to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  Our SEC filings are also available to the public on the SEC’s website at http://www.sec.gov.

The Company failed to file on a timely basis its Annual Reports on Form 10-K for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, and its Quarterly Reports on Form 10-Q for each of the three quarters of both 2009 and 2010 and for the first and second quarters of 2011 on account of its severe cash shortage.  The filing of this Form 10-K evidences the determination of our management to take steps to bring the Company in compliance with its reporting obligations under the rules and regulations of the Securities and Exchange Commission, however no assurance can be given as to the timing or ultimate success of these efforts.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company's principal executive offices are located in Wilkes-Barre, Pennsylvania, in a space leased by JMI from Mr. Holtzman and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI.

ITEM 3.	LEGAL PROCEEDINGS

On November 23, 2005, the Company entered into a letter agreement (the "Agreement") with Circle Group Holdings, Inc., now known as Z-Trim Holdings, Inc. ("Circle"), pursuant to which both parties were to form a new limited liability company for the purpose of promoting Circle's zero calorie fat replacement food ingredient, Z-Trim(R) (the "Joint Venture").  The parties agreed to extend until April 28, 2006 the date by which the parties were to enter into a further definitive agreement consistent with the Agreement.  As of April 28, 2006, the parties had not entered into the further definitive agreement. The Company forwarded to Circle a signed definitive agreement that it contends is consistent with the terms of the Agreement, but Circle did not return a fully executed copy of the definitive agreement to the Company.  On May 9, 2006, Circle filed a Complaint against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois.  The Complaint alleged, among other things, that the Company breached a mutual nondisclosure agreement by filing with the SEC a Form 8-K containing certain information with respect to the passing of the previously disclosed date by which the parties were to enter into a further definitive agreement in connection with the Joint Venture.  In the Complaint, Circle was seeking (a) injunctive relief restricting the Company's ability to discuss certain matters relating to the Joint Venture and (b) damages in an amount no less than the minimum amount required to bring an action in that court, which the Company believes to be $50,000. The Company believes, among other things, that Circle's failure to sign and return the definitive agreement constitutes a breach of the Agreement. Accordingly, on July 17, 2006, the Company filed a Complaint against Circle in the United States District Court for the Northern District of Illinois, Eastern Division, under Case number 06CV3853, alleging claims for specific performance, breach of contract, promissory estoppel, and unjust enrichment.   Circle filed a motion for summary judgment alleging that, as matter of law, the Agreement was not an enforceable contract. On June 22, 2006, the Court denied Circle's Request for Temporary Injunction, but signed an Order Issuing a Preliminary Injunction on August 3, 2006 that enjoins the Company from making any disclosure of "Information" described in the nondisclosure agreement without first providing written notice to Circle and giving it a reasonable and fair opportunity to limit the disclosure. The Company appealed the Court's ruling granting the Preliminary Injunction. By decision filed on October 30, 2006, the appellate court affirmed the Court's August 3, 2006 decision.  The Company continues to believe that the claims set forth in the Circle's Complaint are without merit and has vigorously defended these claims.  On April 17, 2007, the court entered a Memorandum and Order denying Circle's motion for summary judgment with respect to the Company's claims for breach of contract, specific performance and unjust enrichment but granting summary judgment with respect to the promissory estoppel claim.

On August 29, 2008, the Company settled all outstanding litigation with Circle on amicable terms. Pursuant to the Settlement Agreement, both Parties are obligated to dismiss with prejudice all existing claims between them, in both the Federal and State courts after Circle satisfies all of its obligations in the Agreement. Circle paid the Company a total sum of $300,000. Circle granted 3 million shares of Circle's registered-for-resale and unrestricted common stock to the Company. The Company received a stock certificate for three million unregistered shares of Circle's common stock. All other obligations between the parties have been mutually resolved and neither party has admitted wrong-doing or liability of any kind.

On December 13, 2010, Ventures received a letter from the minority members of InStride Ventures claiming that Ventures breached its fiduciary duty to InStride Ventures by entering into an Agreement with United States Pharmaceutical Group, LLC (“USPG”) on May 28, 2010 and demanding that the Company protect and the rights of InStride Ventures. InStride Ventures had previously entered into a product distribution agreement with USPG on September 4, 2008 and the minority members contend that the May 28, 2010 agreement bypassed the rights of InStride Ventures LLC.  No further action has been taken by the minority members of InStride Ventures. The Company believes that the claims set forth in the demand letter are without merit and will vigorously defend these claims.

We are, from time to time, involved in various legal proceedings in the ordinary course of business. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition. Nevertheless, we cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations. We anticipate that we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business. There can be no assurance that any such future litigation will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of our Common Stock.

The Company's common stock is trading over-the-counter in the pink sheets under the symbol "GFME.PK"

At August 23, 2011 the Company had 5,088,759 shares of common stock outstanding, held by 41 shareholders of record.  This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported in the pink sheets for the periods stated.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2007 Quarterly Period	High Bid	Low Bid

First Quarter	$3.74	$3.00

Second Quarter	$3.72	$3.00

Third Quarter	$3.77	$3.20

Fourth Quarter	$3.85	$2.90

2008 Quarterly Period

First Quarter	$3.40	$1.90

Second Quarter	$2.25	$1.55

Third Quarter	$1.55	$0.35

Fourth Quarter	$0.35	$0.05

On August 23, 2011, the last sale price of our common stock in the pink sheets was $0.77 per share.

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

On March 7 and March 31, 2008, the Company conducted closings under Securities Purchase Agreements of the same dates with various buyers (the "Securities Purchase Agreement").  The Securities Purchase Agreements were accepted by the Company, and became enforceable against it, on said closing dates.  Pursuant to the Securities Purchase Agreements, as more fully set forth therein, the Company sold 8% Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $1,000,000.  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company's common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  Each of the Notes is substantially identical in all material respects except as to the parties thereto, the amounts of securities purchased, the dates of execution, and other minor details.  The Company expects that, when issued, each of the Warrants will likewise be substantially identical in all material respects.  The buyers included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also include Jeremy Anderson, the chief financial officer of the Company.  The aggregate sale price of the Notes was $1,000,000, and the Company paid no underwriting discounts or commissions.  The proceeds of these sales were used to fund working capital and to further develop the Foreman brand.  The sales were made in reliance upon an exemption from securities registration pursuant to Section 4(2) and/or Rule 506 of Regulation D and/or Regulation S as promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended.  The Company believes that these exemptions are available because, among other things, each of the buyers was, to the knowledge of the Company, an accredited investor who acquired the securities for investment purposes and agreed to restrictions on transfer.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained in Item 8 of this Form 10-K.
Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Company's net sales were $1,543,574 for the year ended December 31, 2008. Sales were derived from Northern Foods ($113,938), Vita Ventures ($1,048,168), Instride Ventures ($129,051) and UFood ($252,417). The cost of sales was $71,607 related to Instride Ventures' therapeutic footwear and $180,864 for the Vita Ventures' Lifeshake product.  The Company's net sales were $202,203 for the year ended December 31, 2007. Sales were derived from the newly signed agreements with Northern Foods ($43,750), Vita Ventures ($33,973), Instride Ventures ($45,447) and UFood ($79,033). The cost of sales was $32,625 related to Instride Ventures' therapeutic footwear and Vita Ventures' Lifeshake product.

Selling, general and administrative expenses were $2,308,106 for the year ended December 31, 2008, compared to $3,044,511 for the year ended December 31, 2007. Selling, general and administration expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling, general and administrative expenses decreased by approximately $736,000 in 2008. The decrease in selling, general and administrative expenses was primarily due to a $1,000,000 contingent liability recorded by the Company in 2007 for the issuance of preferred shares to Mr. Foreman.  Legal and professional fees decreased by $75,000 in 2008. In 2007, there were legal fees associated in negotiating and preparing the agreements with Northern Foods, Vita Ventures, Instride Ventures and Knowfat. Accounting and audit fees were approximately $106,000 higher in 2007 as a result of the Company's restatement of its financial statements for 2005 during the year.  Marketing and fulfillment expenses were approximately $400,000 higher in 2008 as the Company promoted and sold diabetic shoes and the LifeShake. Consulting fees were about $99,000 higher in 2008 in connection with the Instride Venture's operations. Payroll expenses were approximately $36,000 lower in 2008 as the Company eliminated one employee from its payroll.

An impairment loss of $909,629 was recorded as expense during the year ended December 31, 2008, whereas there was no similar loss during 2007.  The Company determined that its trade name was significantly impaired, and recorded an impairment charge of $909,629 for the quarter ended June 30, 2008, reflecting the entire net book value of these assets.  Similarly, there was no amortization expense recorded after the impairment charge reduced the net book value of the trade name to $-0-.

Other income(expense) for the year ended December 31, 2008 was $(1,116,266) compared to $262,189 for the year ended December 31, 2007.  Included in other income (expense) for the year ended December 31, 2008 is income of $750,000 on the settlement with Z-Trim Holdings, Inc., see Item 3, Legal Proceedings, offset by  interest expense on amortization on discount of the Notes of $(333,000) and net interest expense of $(59,581) as the Company paid interest on the convertible notes issued in March 2008.  Also included in other expenses for the year ended December 31, 2008 are unrealized holding losses in marketable securities of UFood and Z-Trim Holdings, Inc. shares of $(1,473,685). Net interest income was $41,620 for the year ended December 31, 2007.  Other income for the year ended December 31, 2007 also included $220,569 of unrealized holding gains in marketable securities from the UFood shares.

There are both challenges and opportunities in the development of the current products being marketed.  The products promoted in Vita Ventures through its infomercial are in the highly competitive health and wellness markets.  If we are able to capitalize on the recognition of the George Foreman name over other less-recognizable promoters, consumers may choose our product.  Our biggest challenge in sales of the therapeutic shoe being sold by InStride Ventures appears to be in the large pharmacy retailers.  Each retailer needs to dedicate resources to properly train and promote our product to ensure that diabetic patients are aware of the benefits in using the shoe.  The licensing agreement with UFood may or may not be successful depending upon UFood's ability to grow and profitably manage their franchises.

Critical Accounting Policies and Estimates

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application as contemplated by FRR 60 based on our current state of operations. For a summary of all of the Company's significant accounting policies, including the accounting policies the Company believes to be critical, see Note 4 to the accompanying consolidated financial statements based on the Company's current activities.

Operating Lease Accruals

The Company has vacated possession of its premises subject to operating leases. See also Item 2, Part 1, of this Form 10-K.

Liquidity and Capital Resources

Net cash used in operating activities was $1,217,882 for the year ended December 31, 2008.  The cash used resulted from the Company's loss of $3,249,870, the amortization of deferred royalties of $200,000, an increase in accounts receivable of $124,091, lease payments of $82,390, a decrease in accounts payable and accrued expenses of $65,159 and marketable securities received in a legal settlement of $450,000 offset by the change in unrealized holding losses on the marketable securities of $1,473,685, amortization expense of $206,972, impairment charges of $909,629, and the amortization of discounted notes of $333,000.

Net cash provided by investing activities was $98,000 for the year ended December 31, 2008.  This was the result of proceeds from a matured time deposit of $250,000 of which $152,000 was used to purchase another time deposit.

Net cash provided by financing activities was $878,195 for the year ended December 31, 2008.  This was primarily due to $1,000,000 from proceeds of convertible notes received in March as well as proceeds of $53,195 received from related parties offset by Vitaquest's $175,000 distribution from Vita Ventures.

At December 31, 2008, the Company had $102,944 in cash and cash equivalents compared to $344,631 at December 31, 2007.  On March 7, 2008 and March 31, 2008, the Company sold Notes in the aggregate principal amount of $1,000,000.  The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes.  To the extent that management of the Company develops the Foreman brand, it may have a significant impact on our liquidity.

Factors That May Affect Our Business, Financial Condition and Results of Operations

We are in default on certain debt obligations.

We have debt obligations of over $1 million that are currently in default under the Notes and we continue to face significant interest expenses under the Notes. A more detailed discussion of the Notes is set forth under Note 16 to our audited financial statements below.  Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness, including the notes, will depend on our future financial performance. Our future performance will be affected by a range of factors, many of which we cannot control, such as general economic and financial conditions in our industry or the economy at large. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition, or other events could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to service our debt, including the Notes, and other obligations. The Company is in default under the Notes due to its failure to pay principal and interest through July 2011 in the aggregate amount of $1,200,708.

A large percentage of our revenues are derived from a small number of customers.

For the year ended December 31, 2008, we derived approximately 16% of our consolidated revenues from UFood.  Furthermore, our agreement with UFood expires in June 2011, which will significantly decrease our revenues going forward.  Approximately 68% of our consolidated revenues for the year ended December 31, 2008 where from the sale of the LifeShake.   The Company discontinued the marketing of the LifeShake in 2008. The Company is contemplating possible test marketing of the LifeShake but our cash shortage may limit our marketing ability. That being said, there are no apparent leads for additional revenue in the short or long term.

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to Ventures.

Mr. Foreman has entered into numerous licensing, endorsement and other agreements over the last decade, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures.  In addition, the PTO may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name.  Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.  As Mr. Foreman gets older, the intellectual property rights that the Company has been assigned to Ventures may have diminishing market appeal/value.

Resignation of George Foreman, Sr. from the Board of Directors.

George Foreman, Sr. retired from the Board of Directors on May 28, 2010.  Furthermore, Ventures is limited in the use of Mr. Foreman’s name and likeness to the products and categories it has already developed. Ventures may not explore the further development of the Foreman brand into new products and categories and may only promote and develop those agreements it has under the InStride, Vita Ventures, UFood, and NationsHealth.  These limitations may significantly impede our ability to grow, which would adversely affect our financial conditions, results of operations and business prospects.

Our independent registered public accounting firm has issued a "going concern" opinion.

We incurred a net loss of $3,249,870 and negative cash flows from operating activities of $1,217,882 for the year ended December 31, 2008.  In addition, we have a history of net losses and negative cash flows from operations and the remaining cash available at December 31, 2008 is $102,944. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations.  The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results.  Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Following the filing of this report, we will remain delayed in our SEC reporting obligations, we cannot assure you when we will complete our remaining SEC filings for periods subsequent to those included in this report, and we are likely to continue to face challenges related to the delayed filings until we complete these filings.

We continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this report. We remain delayed with our SEC reporting obligations as of the filing date of this report and we cannot assure you that we will be able to complete our remaining filings for periods subsequent to those included in this report. Until we complete these remaining filings, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, including, without limitations:

•	the possibility that the SEC could commence an enforcement action against the Company;

•	continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;

•	continued distraction of our senior management team and our board of directors as we work to complete our remaining filings;

•	limitations on our ability to raise capital and make acquisitions; and

•	general reputational harm as a result of the foregoing.

Even if we complete our remaining filings for periods subsequent to those included in this report, we cannot assure you that all of the risks and challenges described above will be eliminated. For example, we cannot assure you that lost business opportunities can be recaptured or that general reputational harm will not persist.

Off-balance sheet arrangements

None.

Challenges and Opportunities

We face a number of challenges and opportunities in the near term.  Our primary challenge is to raise sufficient cash to meet our operating activities.  There is no assurance that we will be able to raise sufficient cash to meet those needs, if at all.  Another challenge is that our products are marketed in highly competitive fields.  Our primary opportunity is to most effectively use the well-known George Foreman name in our current product offerings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

Report of Independent Registered Public Accounting Firm

To the Shareholders of
George Foreman Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of George Foreman Enterprises, Inc. (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of George Foreman Enterprises, Inc. as of December 31, 2007, were audited by other auditors whose report, dated March 31, 2008, expressed a going concern opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of George Foreman Enterprises, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & associates, CPA's Inc.
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of
George Foreman Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of George Foreman Enterprises, Inc. (the "Company") as of December 31, 2007, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of George Foreman Enterprises, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Parente Randolph, LLC.
PARENTE RANDOLPH, LLC
Wilkes-Barre, Pennsylvania
March  31, 2008

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$102,944	$344,631
Time deposit	98,000	98,000
Accrued interest receivable	1,984	5,100
Accounts receivable, less allowance for doubtful accounts of $1,100 at December 31, 2008 and 2007	137,027	12,936
Prepaid expenses and other current assets	31,512	41,670
Inventory	-	12,860
Marketable securities , $1,551,075 and $513,000 at cost at December 31, 2008 and 2007, respectively	297,959	733,569
Total current assets	669,426	1,248,766
Time deposit, net of current portion	54,000	152,000
Trade name-net of accumulated amortization of $983,115 at December 31, 2007	-	1,116,601
Total assets	$723,426	$2,517,367
LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$414,805	$479,964
Deferred royalties, current portion	466,587	234,500
Accrued interest payable	4,208	-
Lease obligation, current portion	87,036	81,980
Related party payables	76,357	23,162
	1,048,993	819,606
Long-term liabilities:
Contingent liability	1,000,000	1,000,000
Convertible notes payable, net of discount	533,000	-
Deferred royalties, net of current portion	470,200	314,212
Lease obligation, net of current portion	15,530	102,976
Total liabilities	3,067,723	2,236,794

Deficiency:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at December 31, 2008 and 2007	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at December 31, 2008 and 2007	33,585	33,585
Additional paid-in capital	186,393,716	185,593,716
Accumulated deficit	(189,920,678)	(187,026,317)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries	(3,554,910)	(1,460,549)
Non-controlling interest	1,210,613	1,741,122
Total deficiency	(2,344,297)	(280,573)
Total liabilities and deficiency	$723,426	$2,517,367

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007
Sales	$1,543,574	$202,203

Costs and expenses:
Cost of goods sold	252,471	32,625
Selling, general and administrative	2,308,106	3,044,511
Impairment loss	909,629	-
Amortization	206,972	413,943
Total costs and expenses	3,677,178	3,491,079

Loss from operations	(2,133,604)	(3,288,876)

Other income/(expense):
Gain on settlement	750,000	-
Other than temporary impairment and realized gains/ (losses) on marketable securities	(1,473,685)	220,569
Interest income	13,412	54,824
Interest expense on amortization on discount of notes	(333,000)	-
Interest expense	(72,993)	(13,204)
Total other income/(expense)	(1,116,266)	262,189

Net loss	(3,249,870)	(3,026,687)

Less: Net loss attributable to non-controlling interest	355,509	303,339

Net loss attributable to George Foreman Enterprises, Inc. and Subsidiaries	$(2,894,361)	$(2,723,348)

Loss per share basic and diluted:
Less per common share attributable to George Foreman Enterprises, Inc. and Subsidiaries common shareholders	$(0.86)	$(0.81)

Weighted average common shares outstanding – basic and diluted	3,358,444	3,358,444

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit) Equity

For the Years Ended December 31, 2008 and 2007

	Common Stock		Preferred Stock		Additional Paid-In		Treasury	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	interest	Total
Balance at January 1, 2007	3,358,444	$33,585	2	$30,000	$185,593,716	$(184,302,969)	$(91,533)	$2,044,461	$3,307,260
Net loss						(2,723,348)		(303,339)	(3,026,687)
Balance at December 31, 2007	3,358,444	33,585	2	30,000	185,593,716	(187,026,317)	(91,533)	1,741,122	280,573
Issuance of warrants in connection with financing					800,000				800,000
Distributions to non-controlling interest								(175,000)	(175,000)
Net loss						(2,894,361)		(355,509)	(3,249,870)
Balance at December 31, 2008	3,358,444	$33,585	2	$30,000	$186,393,716	$(189,920,678)	$(91,533)	$1,210,613	$(2,344,297)

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,249,870)	$(3,026,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	909,629	-
Amortization expense	206,972	413,943
Amortization of deferred royalties	(350,000)	(114,288)
Amortization of discounted notes	333,000	-
Marketable securities received in settlement	(450,000)	-
Other than temporary impairment and realized (gains)losses on marketable securities	1,473,685	(220,569)
Changes in operating assets and liabilities:
Accounts receivable	(124,091)	(12,936)
Note receivable	-	5,000
Accrued interest receivable	3,116	16,792
Inventory	12,860	(12,860)
Prepaid expenses and other current assets	10,158	61,230
Accounts payable and accrued expenses	(65,159)	271,400
Accrued interest payable	4,208	-
Deferred royalties	150,000	150,000
Lease obligation	(82,390)	(77,603)
Contingent loss	-	1,000,000
Other assets	-	234
Net cash used in operating activities	(1,217,882)	(1,546,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposit	(152,000)	(250,000)
Proceeds from a matured time deposit	250,000	333,000
Net cash provided by investing activities	98,000	83,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	1,000,000	-
Proceeds of related party payable	53,195	23,162
Distribution of minority interests	(175,000)	-
Contribution of minority interests	-	125,499
Net cash provided by financing activities	878,195	148,661

Net decrease in cash and cash equivalents	(241,687)	(1,314,683)
Cash and cash equivalents at beginning of period	344,631	1,659,314
Cash and cash equivalents at end of period	$102,944	$344,631

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock received in settlement	$450,000	$-
Investment in common stock in exchange for deferred royalties	588,075	513,000

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$72,993	$13,204

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	ORGANIZATION

THE COMPANY

The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc. ("the Company"), and its majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures").  G-Nutritional, Inc. is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC was acquired.  Ventures also acquired a majority ownership position in InStride Ventures, LLC.  The Company was formed in Delaware in April 1996.  The Company’s operations are derived from licensing agreements and royalties received from the right to use the George Foreman name.

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures.  In exchange, Mr. Foreman and GFPI were issued a 15% membership interest in Ventures.  These membership interests can be, at GFPI and Mr. Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company.  In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued two shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board").  The trust, as holder of such Series A Preferred Stock, elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board

2.	RECENT DEVELOPMENTS

On May 28, 2010, the Company and Ventures entered into an agreement with George Foreman (“Foreman”) and GFPI, which restructured the contractual rights and obligations of the parties. In addition, Foreman and GFPI exchanged all of their membership interests in Ventures for the Company’s common stock under the Investor Rights Agreement entered into as of August 15, 2005. The parties agreed to terminate the Services and Assignment Agreements and all of the rights and obligations of the parties thereunder. Ventures agreed to sell, grant, assign and otherwise set over to Foreman and GFPI, solely and exclusively and forever, irrevocably and unconditionally, all of their right, title and interest, of every nature and description, whether or not such rights are now known, recognize or contemplated, including the right to enforce the same for all past, present and future infringements, in and to: the Foreman Indicia and the Indicia Rights, marks any and all registrations of, and applications to register, the Marks filed in the United States Patent and Trademark Office, in any states within the United States and anywhere else in the world; and all materials created or produced using the Marks, the Foreman Indicia and/or Indicia Rights including, without limitation, all copyrights therein.

The Company, Ventures, and each of the respective Affiliates agreed to cease and desist from any and all uses of, and shall not use, the Foreman Indicia, the Indicia Rights and/or the Marks, subject only to the licenses previously provided to Ventures for the use of the Foreman Indicia, the Indicia Rights, the Materials and/or the Marks solely in connection with and for the purpose of complying with and/or exercising its contractual rights, representations, commitments and obligations under the Ventures’ License Agreements.

Foreman and GFPI Parties agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement (see Note 15 below) and any amounts due to them.  Foreman and George Foreman Jr. resigned from the Company’s board of directors immediately upon the execution of this agreement.  George Foreman Jr. and George Foreman III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts.

Ventures entered into another Agreement with Foreman and United States Pharmaceutical Group, LLC (d/b/a NationsHealth) (“NationsHealth”) on May 28, 2010 pursuant to which Foreman was appointed as NationsHealth’s exclusive spokesman for core diabetic supplies and Foreman granted NationsHealth, through the Agreement with Ventures, an exclusive worldwide license to use the Foreman name, likeness, image and signature in connection with advertising to promote the core diabetic supplies.  As part of the Agreement, both Ventures and Foreman will share qualified lead income received from NationsHealth in addition to 10% of the net profits derived from the value of diabetic supplies.

On December 13, 2010, Ventures received a demand letter from the minority members of InStride Ventures claiming that Ventures breached its fiduciary duty to InStride Ventures by entering into this Agreement with NationsHealth on May 28, 2010. InStride Ventures had previously entered into a product distribution agreement with NationsHealth on September 4, 2008 and the minority members contend that the May 28, 2010 agreement bypassed the rights of InStride Ventures LLC.  The Company believes that the claims set forth in the demand letter are without merit and will vigorously defend these claims.

3.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,249,870 for the year ended December 31, 2008.  In addition, the Company is currently in default with its  debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at December 31, 2008 is $102,944. These factors create substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000 (see Note 16 below).  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The proceeds from these transactions have been used to fund working capital.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also included Jeremy Anderson, the chief financial officer of the Company.

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

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to NationsHealth through the Agreement with Ventures.  Mr. Foreman has entered into numerous licensing, endorsement and other agreements over the last decade, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures.  In addition, the United States Patent and Trademark Office ("the "PTO") may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name.  Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.

The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations.  The Company believes its current obligations will primarily relate to costs associated with the development of the Foreman brand and the repayment of its debt under the Notes.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

The financial statements include the accounts of the Company and the Company’s subsidiaries and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.  For the consolidated subsidiaries in which the Company’s ownership is less then 100 percent (100%), the outside stockholders’ interest are shown as non-controlling interest.  The non-controlling interest of the Company’s earnings or loss is classified as net earnings or loss attributable to non-controlling interests in the consolidated statement of operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at amounts the Company expects to collect. The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral on credit sales and reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. While historical loss experience is utilized in determining the Company’s allowance for doubtful accounts, the Company believes this factor may not by itself provide an accurate depiction of future losses, given the current economic conditions.  If the financial condition of the Company’s customers were to deteriorate, to the extent that their ability to make payments is impaired, additional allowances may be required. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts.

MARKETABLE SECURITIES

The Company generally classifies its equity securities as “available for sale” and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income (loss).  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the years ended December 31, 2008 and 2007, the Company recorded impairment charges and realized losses of $1,473,685 and realized gains of $220,569, respectively, related to certain of its investments.

REVENUE RECOGNITION

The Company recognized revenue in accordance with the guidance contained in ASC 605, (“Revenue Recognition”).  Revenue is recognized from earnings from license fee arrangements for use of the George Foreman name.  Revenues are recognized on a straight-line basis over the life of the contracts.  Any unearned portion of the license fees received is recorded as deferred royalties on the Company’s consolidated balance sheet.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, in accordance with Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards ("SFAS") No. 109, ("Accounting for Income Taxes") ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that the Company believes that these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results.  In the event that the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The principal item giving rise to deferred taxes is expenses deductible for tax purposes that are not deductible for book purposes and a net operating loss carry forward.

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

STOCK BASED COMPENSATION

Effective for the quarter ended March 31, 2006, and thereafter, the Company adopted SFAS No. 123R, Share-Based Payment, in accounting for its employee stock options.  SFAS No. 123R requires the Company to recognize as compensation expense an amount equal to the grant date fair value of the stock options issued over the required service period.  Compensation cost was measured using the modified prospective approach provided under SFAS No. 123R and, consequently, the Company has not retroactively adjusted results from prior periods.  There was no option activity to report in 2007 and 2008.

NET LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and stock warrants to purchase shares of the Company's common stock as of December 31, 2008 and 2007, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the years ended December 31, 2008 and 2007, there were 6,603,759 and 5,822,151 potential total common shares outstanding, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company decided to early adopt SFAS 160 and the adoption had a material impact on the Company's consolidated statement of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
	Total Carrying value as of December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Marketable Securities	$297,959	$297,959	$—	$—

Total	$297,959	$297,959	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company realized cumulative holding losses from marketable securities of $893,116 at December 31, 2008, as management determined the investments were other than temporarily impaired (See Note 7).

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2008 and 2007 were $31,512 and $41,670, respectively.  Balances of $31,512 and $35,000 at December 31, 2008 and 2007, respectively represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

6.	INTANGIBLE ASSETS – TRADE NAME

On August 15, 2005, the Company and Ventures, entered into a series of agreements with George Foreman and GFPI pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures.  The initial capital contribution of intellectual property by Mr. Foreman and George Foreman Productions, Inc. was valued for consolidated financial statement purposes at $2,099,716.  The intangible asset was being amortized over its five year estimated useful life.  The Company recorded amortization expense of $206,972 for the year ended December 31, 2008.

Intangible assets that are subject to amortization are evaluated for impairment.  The Company uses a un-discounted cash flow analysis method of assessing impairment of these assets.  Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of the projected non-discounted cash flows.  Due to recurring losses and negative cash flows from operations, in 2008 the Company evaluated its intangible assets for impairment.  To date, the Company has not been successful in achieving its financial projections and cash flow estimates.  Fair value was estimated using an undiscounted cash flow method.  As a result and based on our performance to date and the lack of history of meeting our financial projections, the Company determined that the trade name was impaired and recorded an impairment charge of $909,629, the unamortized balance, during the quarter ended June 30, 2008 reducing the amount to $-0-.

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

This nonmonetary exchange was accounted for under Emerging Issues Task Force 00-08, "Accounting by a Grantee for an Equity Investment to be Received in Conjunction with Providing Goods or Services" ("EITF 00-08").  Under EITF 00-08 the 450,000 shares of UFood (formerly known as KnowFat) common stock was recorded at the estimated fair value of $513,000 at the date of vesting. On June 12, 2008, an additional 304,702 shares of UFood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $588,075 on the vesting date.  As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.

In August 2008, the Company and Z-Trim Holdings, Inc. (“Z-Trim”) entered into a settlement agreement to completely and finally resolve all disputes between the parties and release each party of any allegations asserted.  The settlement included a payment to the Company by Z-Trim of $300,000 and three million shares of Z-Trim common stock valued at $450,000 at the date of issuance.  The gain on settlement of $750,000 is included in the Company’s consolidated statement of operations for the year ended December 31, 2008.  The Company recorded an unrealized holding loss of $360,000 during the year ended December 31, 2008 reducing the value of the Z-Trim shares to $90,000 as of December 31, 2008 as management determined the investment was other-than-temporarily impaired.

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with Accounting Principal Board Opinion ("APB") 18, as Ventures owns less than a 20% interest in KnowFat including all shares granted.  However, at the date of merger of KnowFat into UFood, the investment in common stock of UFood is now accounted for under FASB ASC 320, “Investments – Debt and Equity Securities”, and classified as a trading security due to management’s intent to trade the investment in the near term.  The Company has recorded an unrealized holding loss of $893,116 on the UFood securities through December 31, 2008 and is included as a component of other income (expense) on the consolidated statement of operations as management determined the investments were other-than-temporarily impaired.

8.	PREFERRED SHARES

A trust of which George Foreman, Jr. and George Foreman III are the trustees was issued two shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board").  The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board.  On May 28, 2010, George Foreman and George Foreman Jr. resigned as directors and waived all rights to the shares of preferred stock which was then cancelled by the Company.

9.	DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the minimum royalty fees from Northern Foods of $300,000, net of $157,687 recognized as revenue through December 31, 2008, to be recognized on a straight-line basis, and the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $1,101,075, net of $306,601 recognized as revenue through December 31, 2008, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (Note 7), their fair value will be deferred and recognized over the remaining term of the contract.

10.	LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010.  Under the terms of the prime lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term.  In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006.  The landlord then subleased the premises to a third party.  The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease.  The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005.  Under the terms of the Termination and Assignment Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010.  The present value of the resulting liability has been recorded on the consolidated balance sheet.  A letter of credit, collateralized by a time deposit, has been established to secure the Company's payment to the landlord.  Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007.   With the landlord's approval, the letter of credit was reduced from $333,000 to $242,000 in June 2007 and to $152,000 in May 2008. A letter of credit for $152,000, collateralized by a time deposit of $152,000, was established to secure the Company's payment to the landlord. This obligation was settled with the Landlord in June 2009.

11.	SHARE-BASED COMPENSATION

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options.  For the years ended December 31, 2008 and 2007, no options were granted and the Company did not use any cash to settle any equity instruments granted under share based arrangements.

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

Option activity during the years ended December 31, 2008 and 2007 is as follows:

	2008			2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	733,392	$3.38	$-	733,392	$3.38

Options granted	-	-	-	-	-

Options canceled or expired	18,392	12.81	-	-	-

Outstanding at end of year	715,000	$3.13	$-	733,392	$3.38

Exercisable at end of year	715,000	$3.13	$-	733,392	$3.38

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/08	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/08	Weighted- Average Exercise Price
$1.08	215,000	6.63	$1.08	215,000	$1.08
$3.64	10,000	7.25	$3.64	10,000	$3.64
$3.80	370,000	6.88	$3.80	370,000	$3.80
$4.72	120,000	7.00	$4.72	120,000	$4.72
	715,000	6.83	$3.13	715,000	$3.13

On July 30, 2003 the Company changed from a stock/option based compensation plan to a cash-based compensation plan for directors. Independent directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment.  Each independent director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

The Company issued 400,000 common stock purchase warrants in connection Convertible Notes payable sold on March 7 and March 31, 2008 (see Note 16 below).  These warrants are exercisable at a price of $3.00 per share.

12.	INCOME TAXES

At December 31, 2008, the Company had net operating loss carry-forwards of $96.4 million.  The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership.  Current net operating loss carry-forwards will expire principally in the years 2021 through 2028.  As the Company has not generated any significant operating revenues during recent years and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded.  The change in the valuation allowance was $769,000 in 2008 and $1,086,000 in 2007. There was no current or deferred provision for income taxes for the years ended December 31, 2008 and 2007.

The remainder of the net operating loss carry-forward also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions.  Future use of the net operating loss carry-forward therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

Net deferred tax assets consist of:

	December 31,
	2008	2007
Deferred tax assets

Intangible assets - trade name	$608,000	$243,000

Contingent liability	374,000	374,000

Net operating loss carry-forward	36,054,000	35,650,000

Deferred tax assets before valuation allowance	37,036,000	36,267,000

Less valuation allowance	(37,036,000)	(36,267,000)

Net deferred tax assets	$-	$-

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

	2008	2007
Expected federal tax benefit at federal statutory tax rate	$(345,000)	$(990,000)
Expected state benefit, net of federal benefit	(50,000)	(96,000)
Increase in valuation allowance	395,000	1,086,000
	$-	$-

The Company believes it is not more likely than not that the net operating loss carry-forward will be utilized in the future. Consequently, the Company has provided valuation allowances of $37,036,000 and $36,267,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

On January 1, 2007 the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of FIN No. 48.

13. NON-CONTROLLING INTEREST

Effective January 1, 2008, the Company completed its early implementation of FASB 160.

The non-controlling interest represents Mr. Foreman and GFPI’s membership interest in George Foreman Ventures, LLC and the membership interest in InStride Ventures LLC.

The following table sets forth the non-controlling interest balances and the changes in these balances attributable to the non-controlling investors’ interests:

	December 31,
	2008	2007
Balance at the beginning of the period	$1,741,122	$2,044,461

Distributions	(175,000)	-

Non-contolling interest share of income (loss)	(355,509)	(303,339)

Balance at the end of the period	$1,210,613	$1,741,122

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

14. RELATED PARTY TRANSACTIONS

Included in related party payables at December 31, 2008 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $26,623, unpaid consulting fees of $20,000 and unpaid management fees of $25,000.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains Jewelcor Management Inc. ("JMI") for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, who served as the Company's Co-Chairman of the Board and Chief Executive Officer until his resignation on November 8, 2010, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

15. CONTINGENT LIABILITY

The Registration Rights Agreement, dated as of August 15, 2005, by and among the Company, and George Foreman and George Foreman Productions (the "Registration Rights Agreement") provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement.  At Mr. Foreman's request, the Company shall issue a new series of preferred stock of the Company, having an aggregate liquidation preference of $1 million, bearing interest at 8% per annum, redeemable at the option of the holder three years from the date of issuance.  During the year ended December 31, 2007, the Company, in accordance with FASB Statement No. 5, "Loss Contingencies", believed it was probable at that time the market capitalization would not reach or exceed $20 million and therefore recognition of a loss contingency was appropriate.  The Company recorded a charge in 2007 of $1 million for this class of contingent preferred stock.  As of August 15, 2008, the market capitalization did not reach or exceed $20 million and the shares were issuable upon Mr. Foreman's request, subject to the terms of the Registration Rights Agreement. Mr. Foreman requested these shares on or about October 8, 2008.   As of December 31, 2008 the shares were not issued. On May 28, 2010, the Company and Ventures entered into an agreement with George Foreman and GFPI, which restructured the contractual rights and obligations of the parties. As part of this agreement, Foreman agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement.

16. CONVERTIBLE NOTES PAYABLE

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000.  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The fair value of the detachable warrants was $640,000.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also included Jeremy Anderson, the chief financial officer of the Company.  These notes were due on March 6, 2010 and the Company has not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date. The Company paid interest on the March 7, 2008 Notes through February 7, 2010 but is in default due to its failure to pay principal and interest in the aggregate amount of $805,333, which was due on March 6, 2010.

Effective March 31, 2008, the Company sold newly issued 8% Convertible Notes in the aggregate principal amount of $200,000.  The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Also, each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The fair value of the detachable warrants was $160,000.  These notes were due on March 31, 2010 and the Company has not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date. The Company paid interest on the March 31, 2008 Notes through February 28, 2010 but is in default due to its failure to pay principal and interest in the aggregate amount of $201,333, which was due on March 31, 2010.

Both the March 7, 2008 and the March 31, 2008 Notes are currently in default as the Notes were not paid on the maturity dates.  The default interest rate under these notes is fifteen percent (15%) and is payable until all of the Company’s obligations under the notes have been satisfied.

On December 8, 2010, the Company issued checks to all holders of the notes, in an amount equal to three (3) months of interest at the pre-default rate, which amounted to $19,500.  Jeremy Anderson waived the interest payment due to him as a holder of one of the notes and thus was not paid any amount.  The Company currently remains in default on both the March 7, 2008 and March 31, 2008 Notes.

The convertible debentures were issued in accordance with EITF 00-27, "Debt with Conversion and Other Options".  The Company calculated the value of the beneficial conversion feature embedded in the convertible notes.  In accordance with EITF 00-27, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt.  The debt component represents the Company’s liability for interest coupon payments and redemption amounts.  The embedded derivative represents the value of the warrant that debt holders have to convert into ordinary shares of the Company.  The debt component of the convertible note is measured at amortized cost and therefore increases, with a corresponding charge to finance cost-other than interest.  The debt component decreases by the cash interest coupon payments made.  The beneficial conversion feature is a discount against the debt and the value to the warrants increases additional paid-in capital.

Convertible debt as of December 31, 2008 and 2007:

	2008	2007
Notes payable	$1,000,000	$-

Discount on notes payable net of amortization	(467,000)	-
	533,000	-
Less: Current portion	-	-
	$533,000	$-

17. SUBSEQUENT EVENTS

On May 28, 2010, the Company and Ventures entered into an agreement with George Foreman (“Foreman”) and GFPI, which restructured the contractual rights and obligations of the parties. In addition, Foreman and GFPI exchanged all of their membership interests in Ventures for the Company’s common stock under the Investor Rights Agreement entered into as of August 15, 2005.

Ventures entered into another Agreement with Foreman and United States Pharmaceutical Group, LLC (d/b/a NationsHealth) (“NationsHealth”) on May 28, 2010 pursuant to which Foreman was appointed as NationsHealth’s exclusive spokesman for core diabetic supplies and Foreman granted NationsHealth an exclusive worldwide license to use the Foreman name, likeness, image and signature in connection with advertising to promote the core diabetic supplies.

The Company paid interest on the March 7, 2008 Notes through February 7, 2010 but is in default due to its failure to pay interest in the aggregate amount of $5,333, which was due on March 6, 2010, and to date we have not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date.  The default interest rate under these Notes is fifteen percent (15%) and is payable until all of the Company’s obligations under the Notes have been satisfied.

The Company paid interest on the March 31, 2008 Notes through February 28, 2010 but is in default due to its failure to pay interest in the aggregate amount of $1,333, which was due on March 31, 2010, and to date we have not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date.  The default interest rate under these Notes is fifteen percent (15%) and is payable until all of the Company’s obligations under the Notes have been satisfied.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, based on the material weakness described below.

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

Based upon our evaluation, we believe that internal controls over the financial reporting process are not operating effectively because the Company's severe cash shortage has resulted in the Company having insufficient personnel and other resources. This, in turn, prevented management from being able to receive the necessary financial data and other information to be disclosed in compliance with the SEC requirements. As a result, the Company became delinquent in its filing obligations with the SEC. Specifically, the Company has not been current in its filing obligations since it filed its 10-Q for the quarter ended September 30, 2008. Our management presently is taking measures to address this delinquency; however, no assurance can be given in this regard.  The Company has sold a significant amount of its marketable securities and has retained an independent public accountant to audit its financial statements for the years ended December 31, 2008, 2009, and 2010 as well as review its quarterly financial statements for those non-filed periods.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing  and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15 (f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  In making this assessment we used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the COSO.  Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to material weaknesses in the controls, as discussed above.

Changes In Internal Control Over Financial Reporting

We have taken significant actions to mitigate certain weaknesses in our disclosure controls and procedures that resulted in the above errors as described above.  For the years 2009 through 2011, we are attempting to get current in our SEC filing obligations. All disclosures and new financial accounting pronouncements are reviewed internally and discussed with our independent registered accounting firm.

We are dedicated to maintaining the high standards of financial accounting and reporting that we are now establishing and are committed to providing financial information that is transparent, timely, complete and accurate.  As a result of the described above, we believe that our financial statements for the periods set forth above fairly present in all material respects our financial condition and results of operations.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information regarding the directors and executive officers of the Company.

Name	Age	Position
Chuck Gartenhaus	38	Director, Chairman of the Board and President
John Swatek	46	Director
Jeremy Anderson	41	Chief Financial Officer

Chuck Gartenhaus is Chief Executive Officer, President and Chairman of the Board of the Company and has been a member of the Company's Board of Directors since November 2010. The Board of Directors selected Mr. Gartenhaus because it believes he possesses significant operational retail experience.  Mr. Gartenhaus also serves as President of Homeclick LLC which is an online retailer of home furnishings since May 2009.  From March 2000 to March 2009 Mr. Gartenhaus held various positions including Senior Vice President – Merchandising of Home Décor Products, Inc. which was an online retailer of home furnishings and filed for bankruptcy in 2009.

John Swatek is Vice President of the Company and has been a member of the Company's Board of Directors since November 2010. The Board of Directors selected Mr. Swatek because of the financial experience he possesses.  Mr. Swatek also serves as Chief Financial Officer of Homeclick LLC which is an online retailer of home furnishings since May 2009.  From June 2007 to March 2009 Mr. Swatek was Chief Financial Officer of Home Décor Products, Inc. which was an online retailer of home furnishings and filed for bankruptcy in 2009. From April 2005 to April 2007 Mr. Swatek was Chief Financial Officer of Hanover Direct, Inc., a direct marketer of home and apparel products.

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

Set forth below is certain information regarding former directors and executive officers of the Company who resigned from their positions with the Company in 2010.

Seymour Holtzman was Chief Executive Officer and Co-Chairman of the Board of the Company until his resignation from his positions effective November 8, 2010. Mr. Holtzman's decision was not based on any disagreement with the Company.  Mr. Holtzman had been a member of the Company's Board of Directors and Chairman of the Board since January 2001.  Mr. Holtzman has been involved in the retail business for over 30 years.  For many years he has been the President and Chief Executive Officer of Jewelcor, Inc., formerly a New York Stock Exchange listed company that operated a chain of retail stores.  From 1986 to 1988, Mr. Holtzman was the Chairman of the Board and Chief Executive Officer of Gruen Marketing Corp, an American Stock Exchange listed company involved in the nationwide distribution of watches.  For at least the last five years, Mr. Holtzman has operated Jewelcor Management, Inc, a private company primarily involved in investment and management services.  Mr. Holtzman is currently a Director and the Chairman of the Board of Casual Male Retail Group, Inc. (NASDAQ:CMRG).

George Foreman, Sr. was Co-Chairman of the Board of Directors of the Company from 2005 until his resignation from the Board of Directors and from all other officer positions with the Company on May 28, 2010.  George Foreman, Sr. also resigned as a member of the Board of Managers of Ventures on May 28, 2010.  His resignations were not based on any disagreement with the Company or Ventures.  In 1968, George Foreman won the Olympic Heavyweight Boxing Gold Medal.  In 1973 he became the Heavyweight Boxing Champion of the World, and regained that title in 1994 to become the oldest heavyweight champion in the history of the sport.  Mr. Foreman began the George Foreman Youth and Community Center in 1984, and has devoted his time and resources to the center for the past 20+ years.  Mr. Foreman is recognized as one of the greatest endorsers of all time.  The George Foreman Grill has sold well over 75 million units.  His current portfolio of products includes the George Foreman Grill, Z-trim, which is a fat replacement product, a clothing and shoe line by Casual Male Retail Group, Inc, watches by Elgin, and many more products.

Efrem Gerszberg was President of the Company and had served in such capacity from May 2004 and had served as a member of our Board of Directors since August 15, 2005.  On February 28, 2010, Efrem Gerszberg, resigned his positions as the President and a Director of the Company. Mr. Gerszberg's decision was not based on any disagreement with the Company. Since its inception in 1993, Mr. Gerszberg has served on the Board of Directors and Strategic Advisory Panel of Ecko Unlimited, a privately held young men's apparel company.  Mr. Gerszberg earned his Juris Doctor degree from Rutgers University School of Law.

Jesse Choper had served as a member of the Company's Board of Directors since May 2001 until his resignation on November 8, 2010. Mr. Choper's decision to resign was not based on any disagreement with the Company.  Mr. Choper is the Earl Warren Professor of Public Law at the University of California at Berkeley School of Law where he has taught since 1965.  Professor Choper was the Dean of the Law School from 1982 to 1992.  He has been a visiting professor at Harvard Law School, Fordham Law School, University of Milan in Italy Law School and Universitad Autonoma Law School in Barcelona, Spain.  From 1960 to 1961, Professor Choper was a law clerk for Supreme Court Chief Justice Earl Warren.  He is a widely recognized author, lecturer, consultant and commentator on issues of Constitution Law and Corporation Law.  Mr. Choper is also a member of the Board of Directors of Casual Male Retail Group Inc. (NASDAQ:CMRG).

George Foreman, Jr. was Senior Vice President and a member of the Board of Directors of the Company from 2005 until his resignation from the Board of Directors and from all other officer positions with the Company on May 28, 2010.  George Foreman, Jr. also resigned as a member of the Board of Managers of Ventures on May 28, 2010.  His resignations were not based on any disagreement with the Company or Ventures.  Mr. Foreman also currently serves as Director of Corporate Relations and Planned Giving at Wiley College.  Prior to joining George Foreman Enterprises, Inc. Mr. Foreman was the Vice President of Strategic Management for The Knockout Group, and he worked as a senior marketing executive for Salton, Inc.  Mr. Foreman earned a Masters degree from Louisiana State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission.  Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2008, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.   We will provide a copy of our code of ethics without charge, upon written request to George Foreman Enterprises, Inc., Attention: Richard Huffsmith, General Counsel.

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

The former member of the Company's audit committee is Jesse Choper.  The Company's board had determined that Mr. Choper was an audit committee financial expert and that he is independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Choper resigned effective November 8, 2010.  The Company does not currently have an audit committee and has not since the resignation of Mr. Choper.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for the following individuals for the two most recently completed fiscal years ended December 31, 2008 and 2007.  None of the outstanding options were repriced or modified in the last fiscal year.  There are no outstanding grants as of December 31, 2008.  No other compensation was paid to our named executive officers other than the compensation set forth below.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (4) (g)	Nonqualified Deferred Compensation Earnings	All other compensation ($) (i)	Total ($) (j)

Seymour Holtzman, CEO and Co-Chairman of the Board (1)	2008	$73,077	—	—	—	—	—	—	$73,077
	2007	$92,308	—	—	—	—	—	—	$92,308

George Foreman, Co-Chairman of the Board (2)	2008	$100,000	—	—	—	—	—	—	$100,000
	2007	$120,000	—	—	—	—	—	—	$120,000

Efrem Gerszberg, President (3)	2008	$109,615	—	—	—	—	—	—	$109,615
	2007	$138,462	—	—	—	—	—	—	$138,462

George Foreman, Jr., Sr Executive Vice President (4)	2008	$132,692	—	—	—	—	—	—	$132,692
	2007	$150,000	—	—	—	—	—	—	$150,000

Jeremy Anderson, CFO (5)	2008	$44,777	—	—	—	—	—	—	$44,777
	2007	$32,308	—	—	—	—	—	—	$32,308

Notes to summary compensation table:

(1)
Mr. Holtzman was a member of the Company's Board of Directors and Chairman of the Board from January 2001 until his resignation on November 8, 2010.  Mr. Holtzman was appointed Chief Executive Officer on May 19, 2004.  As of January 1, 2006, Mr. Holtzman was paid for his services to the Company by Foreman Management at a base salary of $100,000 per year through July 2008.

(2)
Mr. Foreman was Co-Chairman of the Board of the Company from August 15, 2005 until his resignation on May 28, 2010.  As of August 15, 2005, Ventures entered into a services agreement to pay Mr. Foreman $120,000 per year payable in monthly installments.

(3)
Mr. Gerszberg was appointed President on May 19, 2004 and served in such capacity until his resignation on February 28, 2010.  Since January 1, 2006, Mr. Gerszberg was paid for his services to the Company by Foreman Management at a base salary of $150,000 per year through July 2008.

(4)
Mr. Foreman, Jr. was appointed Sr. Executive Vice President on August 15, 2005 and served in such capacity until his resignation on May 28, 2010.  Since January 1, 2006, pursuant to an employment agreement with Foreman Management, Mr. Foreman, Jr. was paid for his services to the Company by Foreman Management at a base salary of $150,000 per year through November 2008. The initial term of the agreement with Foreman Management expires in August 2010 with automatic extensions of one or more additional five-year periods unless Foreman Management or Mr. Foreman, Jr. gives written notice to the other party not less than one hundred twenty days prior to the end of the term.

(5)
Mr. Anderson was appointed Chief Financial Officer on August 16, 2004.  As of January 1, 2006, Mr. Anderson was paid for his services to the Company by Foreman Management at a base salary of $75,000 per year through July 2008.  Mr. Anderson does not currently have an employment agreement with the Company or Foreman Management.

Outstanding Equity Awards at Fiscal Year End

None of the Named Executive Officers exercised any stock options during 2008.

	Option awards

	No. of Securities Underlying Unexercised Options at FY-End (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Name (a)	Exercisable (b)	Unexercisable (c)
Seymour Holtzman	240,500	0	0	$3.80	11/15/2015
George Foreman	129,500	0	0	$3.80	11/15/2015
George Foreman, Jr.	7,500	0	0	$1.08	8/15/2015
	50,000	0	0	$4.72	12/27/2015
Efrem Gerszberg	145,000	0	0	$1.08	8/15/2015
	20,000	0	0	$4.72	12/27/2015
Jeremy Anderson	8,000	0	0	$1.08	8/15/2015

	Stock awards

Name (a)	Number of shares or units or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Seymour Holtzman	0	0	0	0
George Foreman	0	0	0	0
George Foreman, Jr.	0	0	0	0
Efrem Gerszberg	0	0	0	0
Jeremy Anderson	0	0	0	0

Currently, no plans provide for retirement benefits and there are no contracts or arrangements that provide for payment upon termination or change of control.

Director Compensation

Name (a)	Fees earned or paid in cash (b)	Stock awards($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All other compensation ($) (g)	Total ($) (h)
Jesse Choper	$11,000	—	—	—	—	—	$11,000

Independent directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment.  Each independent director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting.

Consulting Agreements

Pursuant to the terms of a consulting arrangement, JMI provides the Company with the assistance of certain JMI employees and the use of office space and administrative services.  In consideration of the foregoing, the Company pays JMI a $4,167 monthly fee.  Since July 2008 these fees have been accruing but have not been paid.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of August 23, 2011, by (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the Named Executive Officers in the Summary Compensation Table above, and (4) all directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of August 23, 2011, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office.  Directors or executive officers not included in the table below do not hold Company securities.

Name and Address	Number of Shares		Percent of Total Shares Outstanding(1)
Officers and Directors
Jeremy Anderson	28,000	(2)	-%
Jesse Choper*	33,757	(3)	1%
George Foreman*	1,929,253	(4)	37%
George Foreman, Jr.*	59,500	(5)	2%
Efrem Gerszberg *	195,000	(6)	6%
Seymour Holtzman*	1,842,172	(7)	34%
All executive officers and directors as a group (6 persons)	4,164,588	(8)	69%
* Resigned from all positions held with the Company in 2010.

(1)	Percentage of beneficial ownership is calculated assuming 5,088,759 shares were outstanding on August 23, 2011.
(2)	Includes options to purchase 8,000 shares of common stock, 10,000 units and 10,000 warrants each convertible into one share of common stock.
(3)	Includes options to purchase 25,000 shares of common stock; and 8,757 shares of common stock.
(4)	Includes Mr. Foreman's and GFPI's membership interests of Ventures which were exchanged into 1,799,753 shares of common stock of the Company; and options to purchase 129,500 shares of common stock.
(5)	Includes options to purchase 57,500 shares of common stock; and 2,000 shares of common stock.
(6)	Includes options to purchase 165,000 shares of common stock; and 30,000 shares of common stock.
(7)
Includes 45,240 shares owned by Jewelcor Management Inc. and 21,547 units and 21,547 warrants acquired by the Holtzman Opportunity, L.P., each convertible into one share of common stock, of which the general partner's sole member is SH Independence, LLC; and options to purchase 240,500 shares of common stock and 1,433,338 shares of common stock. Seymour Holtzman is the sole member of SH Independence, LLC.   Also includes 40,000 units and 40,000 warrants each convertible into one share of common stock, acquired by Jewelcor Investments LLC, a company controlled by Mr. Holtzman.

(8)	See notes (2)-(7).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Beginning May 19, 2004, JMI provided the Company with certain legal, accounting, consulting, management, and other services.   The Company's monthly payments to JMI were reduced to $4,167 effective August 15, 2005.  The Company also paid Mr. Foreman $10,000 per month as part of his services agreement with Ventures.  This payment ceased on May 28, 2010, when the Company and Ventures entered into an agreement with George Foreman (“Foreman”) and GFPI, which restructured the contractual rights and obligations of the parties.

On March 7, 2008, the Company issued the Notes under a Securities Purchase Agreement.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  These entities purchased a total of $250,000 of the Notes. Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  Jeremy Anderson, the chief financial officer of the Company purchased $25,000 of the Notes.

Director Independence

The Company does not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The Company's auditors, Parente Randolph LLC billed the Company $44,440 for the independent audit of the Company's annual financial statements for the year ended December 31, 2007. Parente Randolph LLC billed the Company $37,708 for the independent reviews of the financial statements included in the Company's quarterly reports for the three months ended March 31, 2008, the six months ended June 30, 2008 and the nine months ended September 30, 2008.  Madsen & Associates, CPAs billed the Company $20,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2008.

Audit Related Fees

None.

Tax Fees

Kronick Kalada Berdy & Co., P.C. billed the Company $6,500 in 2008 for the preparation of the Company's 2007 federal and state tax returns.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of
Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services, and other services.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.1	Form of Amended and Restated Certificate of Incorporation.(1)

3.2	By-Laws

3.3	Certificate of Ownership and Merger.(4)

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

10.9	Amended and Restated Limited Liability Company Agreement of George Foreman Ventures LLC, dated August 15, 2005.(4)

10.10	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman, Jr.(4)

10.11	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman III.(4)

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company's registration statement on Form S-1, as amended and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company's Form 8-K filed on August 15, 2005 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGE FOREMAN ENTERPRISES, INC.

/s/ Chuck Gartenhaus
Chief Executive Officer and Director
August 25, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHUCK GARTENHAUS	Chief Executive Officer and Director	August 25, 2011
Chuck Gartenhaus

/s/ JOHN SWATEK	Director	August 25, 2011
John Swatek

/s/ JEREMY ANDERSON	Chief Financial Officer	August 25, 2011
Jeremy Anderson