Form 10-Q
period 2009-03-31
George Foreman Enterprises Inc
filed 2011-08-25
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non Accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 23, 2011, 5,088,759 shares of the registrant's common stock, par value $0.01, were outstanding.

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

George Foreman Enterprises, Inc. (referred to in this report as "we" or the "Company") is filing this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (this "Report"). The Company is delinquent in compliance with its reporting obligations with the Securities and Exchange Commission (the "SEC").  The filing of this Report is part of the ongoing process to bring the Company in compliance with its reporting obligations under the rules and regulations of the SEC.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules a and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,323	$102,944
Time deposit	98,000	98,000
Accrued interest receivable	3,173	1,984
Accounts receivable, less allowance for doubtful accounts of $1,100 at March 31, 2009 and December 31, 2008	86,302	137,027
Prepaid expenses and other current assets	15,856	31,512
Marketable securities, $1,511,075 at cost at March 31, 2009 and December 31, 2008, respectively	297,959	297,959
Total current assets	538,613	669,426
Time deposit, net of current portion	54,000	54,000
Total assets	$592,613	$723,426
LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$488,284	$414,805
Deferred royalties, current portion	257,012	466,587
Accrued interest payable	4,208	4,208
Lease obligation, current portion	81,186	87,036
Convertible notes payable	633,000	-
Related party payables	62,014	76,357
	1,525,704	1,048,993
Long-term liabilities,
Contingent liability	1,000,000	1,000,000
Convertible notes payable, net of current portion	-	533,000
Deferred royalties, net of current portion	551,268	470,200
Lease obligation, net of current portion	-	15,530
Total liabilities	3,076,972	3,067,723
Deficiency:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at March 31, 2009 and December 31, 2008	33,585	33,585
Additional paid-in capital	186,393,716	186,393,716
Accumulated deficit	(190,078,040)	(189,920,678)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries	(3,712,272)	(3,554,910)
Non-controlling interest	1,227,913	1,210,613
Total deficiency	(2,484,359)	(2,344,297)
Total liabilities and deficiency	$592,613	$723,426
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2008

Sales	$151,623	$391,407

Costs and expenses:
Cost of goods sold	9,422	61,328
Selling, general and administrative	162,170	900,993
Impairment loss	-	-
Amortization	-	103,486
Total costs and expenses	171,592	1,065,807

Loss from operations	(19,969)	(674,400)

Other income (expense):
Unrealized gain on marketable securities	-	89,125
Interest income	1,228	5,237
Interest expense on amortization on discount of notes	(100,000)	(33,000)
Interest expense	(21,321)	(6,769)
Total other income (expense)	(120,093)	54,593

Net loss	(140,062)	(619,807)

Less: Net (earnings) loss attributable to non-controlling interest	(17,301)	88,020

Net loss available to common shareholders	$(157,363)	$(531,787)

Net loss per common share – basic and diluted	$(0.05)	$(0.16)

Weighted average shares outstanding – basic and diluted	3,289,006	3,289,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,062)	$(619,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	103,486
Amortization of deferred royalties	(128,507)	(39,002)
Amortization of discounted notes	100,000	33,000
Other than temporary impairment and realized (gains)losses on marketable securities	-	(89,125)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,189)	(3,115)
Accounts receivable	50,725	(35,811)
Inventory	-	9,766
Prepaid expenses and other current assets	15,656	(71,648)
Accounts payable and accrued expenses	73,479	(36,182)
Accrued interest payable	-	4,208
Lease obligation	(21,380)	(20,137)
Net cash used in operating activities	(51,278)	(764,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	1,000,000
Proceeds from related party payable	-	57,543
Payment of related party payable	(14,343)	(23,162)
Net cash provided by (used in) financing activities	(14,343)	1,034,381

Net increase (decrease) in cash and cash equivalents	(65,621)	270,014
Cash and cash equivalents at beginning of period	102,944	344,631
Cash and cash equivalents at end of period	$37,323	$614,645

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$21,321	$2,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

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

Ventures entered into another Agreement with Foreman and United States Pharmaceutical Group, LLC (d/b/a NationsHealth) (“NationsHealth”) on May 28, 2010 pursuant to which Foreman was appointed as NationsHealth’s exclusive spokesman for core diabetic supplies and Foreman granted NationsHealth, through the Agreement with Ventures, an exclusive worldwide license to use the Foreman name, likeness, image and signature in connection with advertising to promote the core diabetic supplies.  As part of the Agreement, both Ventures and Foreman will share qualified lead income received from NationsHealth in addition to 10% of the net profits derived from the value of diabetic supplies. Ventures has received $50,000 of revenue to-date from NationsHealth.

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

3. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $157,363 for the three months ended March 31, 2009.  In addition, the Company is currently in default with its  debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at March 31, 2009 is $37,323. These factors create substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to these policies during the three months ended March 31, 2009 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

5. FAIR VALUE MEASUREMENTS

The Company utilizes the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:
		Fair Value Measurements at March 31, 2009 Using
	Total Carrying value as of March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Marketable Securities	$297,959	$297,959	$—	$—
Total	$297,959	$297,959	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of March 31, 2009.

6. TIME DEPOSIT

On July 15, 2007, in connection with the Assignment and Termination Agreement (see Note 12 below) the Company opened a certificate of deposit for $250,000 with Wachovia Bank.  Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007.   Accordingly, the letter of credit was reduced to $152,000 in May 2008, collateralized by a time deposit of $152,000, to secure the Company's payment to the landlord.  Unpaid interest on the time deposit of $3,173 has been accrued at March 31, 2009. This obligation was settled with the Landlord in June 2009.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2009 and December 31, 2008 were $15,856 and $31,512, respectively.  Balances of $15,756 and $31,512 at March 31, 2009 and December 31, 2008, respectively represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

8. INTANGIBLE ASSETS - TRADE NAME

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

9.  INVESTMENT IN COMMON STOCK – MARKETABLE SECURITIES

On June 12, 2007, Ventures and KnowFat Franchise Company Inc. (“KnowFat”), consummated a transaction pursuant to which Ventures granted KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  In exchange, Ventures was granted a total of 900,000 shares of common stock of KnowFat, of which 450,000 shares vested at date of closing and the remaining shares will vest over the four-year term of the licensing agreement. On December 18, 2007, KnowFat entered into a merger agreement and commenced business operations as a publicly traded company under the name UFood Restaurant Group, Inc ("UFood").  Due to the conversion of shares upon the merger, the number of shares of UFood common stock that Ventures was granted increased to 1,371,157.

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

In August 2008, the Company and Z-Trim Holdings, Inc. (“Z-Trim”) entered into a settlement agreement to completely and finally resolve all disputes between the parties and release each party of any allegations asserted.  The settlement included a payment to the Company by Z-Trim of $300,000 and three million shares of Z-Trim common stock valued at $450,000 at the date of issuance.  The gain on settlement of $750,000 was included in the Company’s consolidated statement of operations for the year ended December 31, 2008.  The Company recorded an unrealized holding loss of $360,000 during the year ended December 31, 2008 reducing the value of the Z-Trim shares to $90,000 as of March 31, 2009 and December 31, 2008 as management determined the investment was other-than-temporarily impaired.

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with Accounting Principal Board Opinion ("APB") 18, as Ventures owns less than a 20% interest in KnowFat including all shares granted.  However, at the date of merger of KnowFat into UFood, the investment in common stock of UFood is now accounted for under FASB ASC 320, “Investments – Debt and Equity Securities”, and classified as a trading security due to management’s intent to trade the investment in the near term.  The Company has recorded an unrealized holding loss of $893,116 on the UFood securities through March 31, 2009 and is included as a component of other income (expense) on the consolidated statement of operations as management determined the investments were other-than-temporarily impaired.

10.  PREFERRED SHARES

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

11.  DEFERRED ROYALTY REVENUES

Deferred revenues include the payment of the minimum royalty fees from Northern Foods plc (“Northern Foods”) of $300,000, net of $205,125 recognized as revenue through March 31, 2009, to be recognized on a straight-line basis, and the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $1,101,075, net of $387,669 recognized as revenue through March 31, 2009, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (see Note 9), their fair value will be deferred and recognized over the remaining term of the contract.

12.  LEASE COMMITMENTS

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

13. NON-CONTROLLING INTEREST

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

14. RELATED PARTY TRANSACTIONS

Included in related party payables at March 31, 2009 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $21,955 and unpaid management fees of $37,500.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains Jewelcor Management Inc. ("JMI") for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  Since July 2008, these fees have been accruing but have not been paid. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, who served as the Company's Co-Chairman of the Board and Chief Executive Officer until his resignation on November 8, 2010, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

15. CONTINGENT LIABILITY

The Registration Rights Agreement, dated as of August 15, 2005, by and among the Company, and George Foreman and George Foreman Productions (the "Registration Rights Agreement") provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement.  At Mr. Foreman's request, the Company shall issue a new series of preferred stock of the Company, having an aggregate liquidation preference of $1 million, bearing interest at 8% per annum, redeemable at the option of the holder three years from the date of issuance.  During the year ended December 31, 2007, the Company, in accordance with FASB Statement No. 5, "Loss Contingencies", believed it was probable at that time the market capitalization would not reach or exceed $20 million and therefore recognition of a loss contingency was appropriate.  The Company recorded a charge in 2007 of $1 million for this class of contingent preferred stock.  As of August 15, 2008, the market capitalization did not reach or exceed $20 million and the shares were issuable upon Mr. Foreman's request, subject to the terms of the Registration Rights Agreement. Mr. Foreman requested these shares on or about October 8, 2008.   As of March 31, 2009 the shares were not issued. On May 28, 2010, the Company and Ventures entered into an agreement with George Foreman and GFPI, which restructured the contractual rights and obligations of the parties. As part of this agreement, Foreman agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement.

16. CONVERTIBLE NOTES PAYABLE

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000.  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The fair value of the detachable warrants was $640,000.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also included Jeremy Anderson, the chief financial officer of the Company.  These notes were due on March 6, 2010 and the Company has not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date. The Company paid interest on the March 7, 2008 Notes through February 7, 2010 but is in default under the Notes due to its failure to pay principal and interest in the aggregate amount of $805,333, which was due on March 6, 2010.

Effective March 31, 2008, the Company sold newly issued 8% Convertible Notes in the aggregate principal amount of $200,000.  The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Also, each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The fair value of the detachable warrants was $160,000.  These notes were due on March 31, 2010 and the Company has not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date. The Company paid interest on the March 31, 2008 Notes through February 28, 2010 but is in default under the Notes due to its failure to pay principal and interest in the aggregate amount of $201,333, which was due on March 31, 2010.

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

The convertible debentures were issued in accordance with ASC 470-20-30, "Debt with Conversion and Other Options".  The Company calculated the value of the beneficial conversion feature embedded in the convertible notes.  In accordance with ASC 470-20-30, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt.  The debt component represents the Company’s liability for interest coupon payments and redemption amounts.  The embedded derivative represents the value of the warrant that debt holders have to convert into ordinary shares of the Company.  The debt component of the convertible note is measured at amortized cost and therefore increases, with a corresponding charge to finance cost-other than interest.  The debt component decreases by the cash interest coupon payments made.  The beneficial conversion feature is a discount against the debt and the value to the warrants increases additional paid-in capital.

Convertible debt as of March 31, 2009 and December 31, 2008:

	March ,31 2009	Dec. 31, 2008
Notes payable	$1,000,000	$1,000,000

Discount on notes payable net of amortization	(367,000)	(467,000)
	633,000	533,000
Less: Current portion	(633,000)	-
	$-	$533,000

17. NET LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and stock warrants to purchase shares of the Company's common stock as of March 31, 2009 and 2008, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the three months ended March 31, 2009 and 2008, there were 3,314,753 potential common shares outstanding, respectively.

18. SUBSEQUENT EVENTS

On May 28, 2010, the Company and Ventures entered into an agreement with George Foreman (“Foreman”) and GFPI, which restructured the contractual rights and obligations of the parties. In addition, Foreman and GFPI exchanged all of their membership interests in Ventures for the Company’s common stock under the Investor Rights Agreement entered into as of August 15, 2005.

Ventures entered into another Agreement with Foreman and NationsHealth on May 28, 2010 pursuant to which Foreman was appointed as NationsHealth’s exclusive spokesman for core diabetic supplies and Foreman granted NationsHealth an exclusive worldwide license to use the Foreman name, likeness, image and signature in connection with advertising to promote the core diabetic supplies.

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

Overview

On August 15, 2005, the Company and George Foreman Ventures, LLC ("Ventures") entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures.  In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures.  These membership interests can be, at the option of Mr. Foreman and GFPI, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company.  In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued two shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board").  The Company was formed in Delaware in April 1996.  The Company’s operations are derived from licensing agreements and royalties received from the right to use the George Foreman name.  The Company’s current revenues are derived from the sale of diabetic shoes in InStride Ventures as well as shares of stock and quarterly royalty payments from UFood.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management").  As of March 31, 2009, Foreman Management had six part-time employees. These employees also perform services for other entities.

On September 7, 2006, G-Nutritional, an indirect majority-owned subsidiary of the Company, entered into an agreement with Vitaquest International, LLC ("Vitaquest") to operate a newly formed limited liability company for the purpose of marketing and selling certain products principally related to wellness, vitamins and nutritional supplements (the "Products") using the name and likeness of George Foreman. G-Nutritional and Vitaquest entered into an Operating Agreement (the "Operating Agreement") for the newly formed limited liability company, Vita Ventures, under which G-Nutritional and Vitaquest are the sole members. Under the terms of the Operating Agreement, G-Nutritional has sole approval over matters relating to the selection of products and the use of the Foreman trade name.  G-Nutritional is therefore considered to hold a controlling interest over Vita Ventures.  G-Nutritional owns 50.1% of the membership interests of Vita Ventures and Vitaquest owns 49.9% of the membership interests of Vita Ventures. Additionally, as part of this transaction, G-Nutritional entered into a Trademark License and Service Agreement with Vita Ventures on September 7, 2006 under which Vita Ventures was granted a worldwide non-exclusive license to use the name and likeness of George Foreman in connection with the sale of the Products.  Vita Ventures acquires its inventory from our business partner and then resells it through their infomercial.  Vita Ventures produced an informercial to promote the Products, which aired for the first time during the fourth quarter of 2007.  Vita Ventures discontinued the sale of its products during the last quarter of 2008 and is currently contemplating marketing the Products again on a test basis through our infomercial.

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  Instride Ventures also acquires its inventory from our business partner and then resells it.  During the three months ended March 31, 2009, InStride Ventures recognized $18,995 of sales as a result of its agreements to supply therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007, Ventures granted KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood").  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. These shares also vest over the four year term of the license agreement.  Ventures recognized licensing fees and royalties of $85,191 for the three months ended March 31, 2009.

Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods.  Pursuant to this License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right to manufacture, and the exclusive right to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland.   As of March 31, 2009, Ventures recognized royalty income of $47,437 for the three months from its licensing agreement with Northern Foods.  Ventures’ License Agreement with Northern Foods expired in September 2009 and it was not renewed.

The Company's principal executive offices are in space leased by JMI from Seymour Holtzman and his wife and made available to the Company (without separate charge).   JMI, a company controlled by Mr. Holtzman, the Company's Co-Chairman of the Board and Chief Executive Officer of the Company, provides the Company with certain consulting, management and other services in exchange for a monthly fee of $4,167.  Since July 2008, these fees have been accruing but have not been paid.

Financial Position

At March 31, 2009, the Company had $37,323 in cash and cash equivalents compared to $102,944 at December 31, 2008.  The Company believes its current obligations will primarily relate to marketing the current products licensed by Ventures, repayment of its debt under the Notes as well as costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.).

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

Results of Operations

REVENUE   Revenue for the three months ended March 31, 2009 was $151,623 compared to $392,187 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, sales of therapeutic footwear by Instride Ventures were $18,995 and licensing fees earned from Northern Foods and UFood were $132,628.  During the three months ended March 31, 2008, sales of therapeutic footwear by Instride Ventures were $9,383, sales of the Lifeshake product through Vita Ventures were $327,974, and licensing fees earned from Northern Foods and UFood were $54,830.  Vita Ventures discontinued the sale of its products during the last quarter of 2008.

COST OF GOODS SOLD For the three months ended March 31, 2009 cost of goods sold were $9,422 related to purchases of the footwear sold through InStride Ventures' supply agreements.  For the three months ended March 31, 2008 cost of goods sold were $6,657 related to purchases of the footwear sold through InStride Ventures' supply agreements and $54,493 from sales of the Lifeshake.  Vita Ventures discontinued the sale of its products during the last quarter of 2008.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three months ended March 31, 2009, selling general and administrative expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling general and administrative expenses were $162,170 for the three months ended March 31, 2009, compared to $902,684 for the three months ended March 31, 2008.  The Company's selling general and administrative expenses decreased by $740,514 for the three months ended March 31, 2009 compared to last year as a result of reduced marketing, consulting and fulfillment expenses of $384,039 as the Lifeshake product was discontinued. Consulting and marketing fees were $65,579 higher for the three months ended March 31, 2008 as the diabetic shoes sold by Instride Ventures were introduced into retail stores.  Legal fees were about $150,000 higher and investor relations expenses were about $21,000 higher for the three months ended March 31, 2008 as the Company sought additional financing through the issuance of $1,000,000 in Promissory Notes.  Lastly, payroll and related expenses were about $110,000 lower for the three months ended March 31, 2009 as the Company attempted to reduce overall general and administrative expenses.

AMORTIZATION Amortization expense for the three months ended March 31, 2009 and 2008 was $0 and $103,556, respectively.  The Company determined that the trade name was impaired and recorded an impairment charge of $909,629, the unamortized balance, during the quarter ended June 30, 2008 reducing the amount of the intangible asset to $-0-. The trade name was being amortized over its five year estimated useful life prior to its impairment loss.

              OTHER INCOME(EXPENSE)   Other income(expense) for the three months ended March 31, 2009 was $(120,093), compared to $54,593 for the three months ended March 31, 2008.  Other income for the three months ended March 31, 2008 included $89,125 of unrealized holding gains in marketable securities from the UFood shares.  Interest income was $1,228 for the three months ended March 31, 2009, compared to $5,237 for the three months ended March 31, 2008. The reduction in interest income was a result of lower money market account balances in 2009 as the Company used cash to fund operations.  Interest expense was $21,321 for the three months ended March 31, 2009, compared to $6,769 for the three months ended March 31, 2008 as the Company began paying interest on the 8% Promissory Notes in March 2008. Therefore, interest expense was incurred on the Notes for all three months ended March 31, 2009 but for only one month during the three months ended March 31, 2008.  Similarly, interest expense on amortization on discount of the notes was $100,000 for the three months ended March 31, 2009 compared to $33,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company incurred a net loss of $140,062 and negative cash flows from operating activities of $51,278 for the three months ended March 31, 2009.  In addition, the Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date.  These factors create an uncertainty about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $51,278 for the three months ended March 31, 2009.  This was the result of the net loss of $140,062, licensing fees recognized from UFood and Northern Foods of $128,507, payment of the lease obligation of $21,380, offset by amortization on discount of the notes of $100,000, a decrease in accounts receivable of $50,725 mainly due to a payment received from Z-Trim, a decrease in prepaid expenses and other current assets of $15,656, an increase in accounts payable and accrued expenses of $73,479.  Net cash used in operating activities was $764,367 for the three months ended March 31, 2008.  This was the result of the net loss including minority interests of $620,540, unrealized holding gains of $89,125, an increase in prepaid expenses of $71,648, licensing fees recognized from UFood of $39,002, an increase in accounts receivable of $36,051, a decrease in accounts payable and accrued expenses of $35,209, and payment of the lease obligation of $20,137, offset by amortization expense on the intangible assets of $103,486 and a decrease in inventory of $9,766.

Net cash used in connection with financing activities was $14,343 for the three months ended March 31, 2009 as the Company paid down the related party payable balance. Net cash obtained through financing activities was $1,034,381 for the three months ended March 31, 2008.  This was primarily due to $1,000,000 from proceeds of convertible notes received in March.  The proceeds were used for working capital.

The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures LLC, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000.  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The fair value of the detachable warrants was $640,000.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also included Jeremy Anderson, the chief financial officer of the Company.  These notes were due on March 6, 2010 and the Company has not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date. The Company paid interest on the March 7, 2008 Notes through February 7, 2010 but is in default under the Notes due to its failure to pay principal and interest in the aggregate amount of $805,333, which was due on March 6, 2010.

Effective March 31, 2008, the Company sold newly issued 8% Convertible Notes in the aggregate principal amount of $200,000.  The Notes are also convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Also, each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The fair value of the detachable warrants was $160,000.  These notes were due on March 31, 2010 and the Company has not paid any of the outstanding principal amount of the Notes that was due and payable upon the maturity date. The Company paid interest on the March 31, 2008 Notes through February 28, 2010 but is in default under the Notes due to its failure to pay principal and interest in the aggregate amount of $201,333, which was due on March 31, 2010.

Both the March 7, 2008 and the March 31, 2008 Notes are currently in default as the Notes were not paid on the maturity dates.  The default interest rate under these notes is fifteen percent (15%) and is payable until all of the Company’s obligations under the notes have been satisfied.  The total amount due under the Notes as of July 31, 2011 is $1,200,708.

On December 8, 2010, the Company issued checks to all holders of the notes, in an amount equal to three (3) months of interest at the pre-default rate, which amounted to $19,500.  Jeremy Anderson waived the interest payment due to him as a holder of one of the notes and thus was not paid any amount.  The Company currently remains in default on both the March 7, 2008 and March 31, 2008 Notes.

At March 31, 2009, the Company had $37,323 in cash and cash equivalents compared to $102,944 at December 31, 2008.  There is an uncertainty about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009, based on the material weakness described below.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 13, 2010, Ventures received a letter from the minority members of InStride Ventures claiming that Ventures breached its fiduciary duty to InStride Ventures by entering into an Agreement with NationsHealth on May 28, 2010 and demanding that the Company protect and the rights of InStride Ventures. InStride Ventures had previously entered into a product distribution agreement with NationsHealth on September 4, 2008 and the minority members contend that the May 28, 2010 agreement bypassed the rights of InStride Ventures LLC.  No further action has been taken by the minority members of InStride Ventures. The Company believes that the claims set forth in the demand letter are without merit and will vigorously defend these claims.

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

Item 1A.  Risk Factors

Reference is made to the Risk Factors included in the Company’s filings with the SEC, including without limitation, its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. (Removed)

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

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Chuck Gartenhaus
Chuck Gartenhaus
Chief Executive Officer
August 25, 2011

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
August 25, 2011