Form 10-Q
period 2009-09-30
George Foreman Enterprises Inc
filed 2011-08-25
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

George Foreman Enterprises, Inc. (referred to in this report as "we" or the "Company") is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (this "Report"). The Company is delinquent in compliance with its reporting obligations with the Securities and Exchange Commission (the "SEC").  The filing of this Report is part of the ongoing process to bring the Company in compliance with its reporting obligations under the rules and regulations of the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules a and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$39,818	$102,944
Time deposit	-	98,000
Accrued interest receivable	-	1,984
Accounts receivable, less allowance for doubtful accounts of $1,100 at September 30, 2009 and December 31, 2008	73,012	137,027
Prepaid expenses and other current assets	37,600	31,512
Marketable securities, cost of $1,131,545 and $1,511,075 at September 30, 2009 & December 31, 2008, respectively	204,689	297,959
Total current assets	355,119	669,426
Time deposit, net of current portion	-	54,000
Total assets	$355,119	$723,426
LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$666,271	$414,805
Deferred royalties, current portion	339,510	466,587
Accrued interest payable	4,208	4,208
Lease obligation, current portion	-	87,036
Convertible notes payable	833,000	-
Related party payables	69,586	76,357
	1,912,575	1,048,993
Long-term liabilities,
Contingent liability	1,000,000	1,000,000
Convertible notes payable, net of current portion	-	533,000
Deferred royalties, net of current portion	238,420	470,200
Lease obligation, net of current portion	-	15,530
Total liabilities	3,150,995	3,067,723
Deficiency:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at September 30, 2009 & December 31, 2008	33,585	33,585
Additional paid-in capital	186,393,716	186,393,716
Accumulated deficit	(190,421,476)	(189,920,678)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries	(4,055,708)	(3,554,910)
Non-controlling interest	1,259,832	1,210,613
Total deficiency	(2,795,876)	(2,344,297)
Total liabilities and deficiency	$355,119	$723,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$160,833	$334,220	$477,112	$1,208,445

Costs and expenses,
Cost of goods sold	3,564	55,642	24,639	179,725
Selling, general and administrative	120,536	339,442	417,981	2,038,215
Impairment loss	-	-	-	909,629
Amortization	-	-	-	206,972
Total costs and expenses	124,100	395,084	442,620	3,334,541

Income (loss) from operations	36,733	(60,864)	34,492	(2,126,096)

Other income (expense),
Unrealized gain(loss) on marketable securities	(162,411)	(320,960)	(123,740)	(256,212)
Interest income	4	1,860	332	11,450
Interest expense on amortization on discount of notes	(100,000)	(100,000)	(300,000)	(233,000)
Interest expense	(20,333)	(21,926)	(62,663)	(50,874)
Total other income (expense)	(282,740)	(441,026)	(486,071)	(528,636)

Net loss	(246,007)	(501,890)	(451,579)	(2,654,732)

Less: Net (earnings) loss attributable to non-controlling interest	(11,063)	76,607	(49,219)	356,134

Net loss available to common stockholders	$(257,070)	$(425,283)	$(500,798)	$(2,298,598)

Net loss per common share – basic and diluted	$(0.08)	$(0.13)	$(0.15)	$(0.70)

Weighted average shares outstanding – basic and diluted	3,289,006	3,289,006	3,289,006	3,289,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(451,579)	$(2,654,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	909,629
Amortization expense	-	206,972
Amortization of deferred royalties	(389,327)	(223,713)
Amortization of discounted notes	300,000	233,000
Other than temporary impairment and realized (gains)losses on marketable securities	123,740	1,006,212
Marketable securities received in settlement	-	(450,000)
Changes in operating assets and liabilities:
Accrued interest receivable	1,984	4,305
Accounts receivable	64,015	(248,664)
Inventory	-	(164,730)
Prepaid expenses and other current assets	(6,088)	(27,666)
Accounts payable and accrued expenses	251,466	(141,637)
Deferred royalties	-	3,478
Accrued interest payable	-	4,208
Lease obligation	(102,566)	(61,328)
Net cash used in operating activities	(208,355)	(1,604,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposit	-	(152,000)
Proceeds of matured time deposit	152,000	250,000
Net cash provided by investing activities	152,000	98,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	1,000,000
Proceeds from related party payable	37,500	318,436
Payment of related party payable	(44,271)	(23,162)
Net cash provided by (used in) financing activities	(6,771)	1,295,274

Net decrease in cash and cash equivalents	(63,126)	(211,392)
Cash and cash equivalents at beginning of period	102,944	344,631
Cash and cash equivalents at end of period	$39,818	$133,239

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock received in settlement	$-	$450,000
Investment in common stock in exchange for deferred royalties	$30,470	$588,075

Supplemental disclosure:
Interest paid	$62,663	$24,830

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

3. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $451,579 for the nine months ended September 30, 2009.  In addition, the Company is currently in default with its debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at September 30, 2009 is $39,818. These factors create substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to these policies during the nine months ended September 30, 2009 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:
		Fair Value Measurements at September 30, 2009 Using
	Total Carrying value as of September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable Securities	$204,689	$204,689	$—	$—

Total	$204,689	$204,689	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of September 30, 2009.

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

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2009 and December 31, 2008 were $37,600 and $31,512, respectively.  Balances of $37,500 and $31,512 at September 30, 2009 and December 31, 2008, respectively represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

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

This nonmonetary exchange was accounted for under Emerging Issues Task Force 00-08, "Accounting by a Grantee for an Equity Investment to be Received in Conjunction with Providing Goods or Services" ("EITF 00-08").  Under EITF 00-08 the 450,000 shares of UFood (formerly known as KnowFat) common stock was recorded at the estimated fair value of $513,000 at the date of vesting. On June 12, 2008, an additional 304,702 shares of UFood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $588,075 on the vesting date.  On June 12, 2009, an additional 152,351 shares of UFood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $30,470 on the vesting date. As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.  The Company recorded an unrealized holding loss of $1,005,856 reducing the value of the vested UFood shares to $125,689 as of September 30, 2009 as management determined the investment was other-than-temporarily impaired.

In August 2008, the Company and Z-Trim Holdings, Inc. (“Z-Trim”) entered into a settlement agreement to completely and finally resolve all disputes between the parties and release each party of any allegations asserted.  The settlement included a payment to the Company by Z-Trim of $300,000 and three million shares of Z-Trim common stock valued at $450,000 at the date of issuance.  The gain on settlement of $750,000 was included in the Company’s consolidated statement of operations for the year ended December 31, 2008.  The Company recorded an unrealized holding loss of $371,000 reducing the value of the Z-Trim shares to $79,000 as of September 30, 2009 as management determined the investment was other-than-temporarily impaired.

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with Accounting Principal Board Opinion ("APB") 18, as Ventures owns less than a 20% interest in KnowFat including all shares granted.  However, at the date of merger of KnowFat into UFood, the investment in common stock of UFood is now accounted for under FASB ASC 320, “Investments – Debt and Equity Securities”, and classified as a trading security due to management’s intent to trade the investment in the near term.  The Company has recorded an unrealized holding loss of $1,005,856 on the UFood securities through September 30, 2009 and is included as a component of other income (expense) on the consolidated statement of operations as management determined the investments were other-than-temporarily impaired.

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

11.  DEFERRED ROYALTY REVENUES

Deferred revenues include the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $1,131,545, net of $553,615 recognized as revenue through September 30, 2009, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (see Note 9), their fair value will be deferred and recognized over the remaining term of the contract.

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

14. RELATED PARTY TRANSACTIONS

Included in related party payables at September 30, 2009 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $5,661 and unpaid management fees of $62,500.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains Jewelcor Management Inc. ("JMI") for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  Since July 2008, these fees have been accruing but have not been paid. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, who served as the Company's Co-Chairman of the Board and Chief Executive Officer until his resignation on November 8, 2010, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

15. CONTINGENT LIABILITY

The Registration Rights Agreement, dated as of August 15, 2005, by and among the Company, and George Foreman and George Foreman Productions (the "Registration Rights Agreement") provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement.  At Mr. Foreman's request, the Company shall issue a new series of preferred stock of the Company, having an aggregate liquidation preference of $1 million, bearing interest at 8% per annum, redeemable at the option of the holder three years from the date of issuance.  During the year ended December 31, 2007, the Company, in accordance with FASB Statement No. 5, "Loss Contingencies", believed it was probable at that time the market capitalization would not reach or exceed $20 million and therefore recognition of a loss contingency was appropriate.  The Company recorded a charge in 2007 of $1 million for this class of contingent preferred stock.  As of August 15, 2008, the market capitalization did not reach or exceed $20 million and the shares were issuable upon Mr. Foreman's request, subject to the terms of the Registration Rights Agreement. Mr. Foreman requested these shares on or about October 8, 2008.   As of September 30, 2009 the shares were not issued. On May 28, 2010, the Company and Ventures entered into an agreement with George Foreman and GFPI, which restructured the contractual rights and obligations of the parties. As part of this agreement, Foreman agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement.

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

Convertible debt as of September 30, 2009 and December 31, 2008:

	Sept ,30 2009	Dec. 31, 2008
Notes payable	$1,000,000	$1,000,000

Discount on notes payable net of amortization	(167,000)	(467,000)
	833,000	533,000
Less: Current portion	(833,000)	-
	$-	$533,000

17. NET LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and stock warrants to purchase shares of the Company's common stock as of September 30, 2009 and 2008, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the nine months ended September 30, 2009 and 2008, there were 3,314,753 potential common shares outstanding, respectively.

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

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management").  As of September 30, 2009, Foreman Management had six part-time employees. These employees also perform services for other entities.

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

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  Instride Ventures also acquires its inventory from our business partner and then resells it.  During the nine months ended September 30, 2009, InStride Ventures recognized $74,885 of sales as a result of its agreements to supply therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007, Ventures granted KnowFat a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood").  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. These shares also vest over the four year term of the license agreement.  Ventures recognized licensing fees and royalties of $259,914 for the nine months ended September 30, 2009.

Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods").  Pursuant to this License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right to manufacture, and the exclusive right to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland.   As of September 30, 2009, Ventures recognized royalty income of $142,313 for the nine months from its licensing agreement with Northern Foods.  Ventures’ License Agreement with Northern Foods expired in September 2009 and it was not renewed.

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

Financial Position

At September 30, 2009, the Company had $39,818 in cash and cash equivalents compared to $102,944 at December 31, 2008.  The Company believes its current obligations will primarily relate to marketing the current products licensed by Ventures, repayment of its debt under the Notes as well as costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.).

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

Results of Operations

REVENUE   Revenue for the three months and nine months ended September 30, 2009 was $160,833 and $477,112, respectively.  Revenue during the three months and nine months ended September 30, 2009, consisted of sales of therapeutic footwear by Instride Ventures of $24,670 and $74,885 and licensing fees earned from Northern Foods and UFood of $136,163 and $402,227, respectively.  Revenue for the three months and nine months ended September 30, 2008 was $334,220 and $1,208,445, respectively.  Revenue during the three months and nine months ended September 30, 2008, consisted of sales of the Lifeshake product through Vita Ventures of $180,274 and $885,909, licensing fees earned from Northern Foods and UFood of $102,823 and $234,011, and sales of therapeutic footwear by Instride Ventures of $51,123 and $88,525, respectively.  Vita Ventures discontinued the sale of its products during the last quarter of 2008.

COST OF GOODS SOLD For the three months ended September 30, 2009, cost of goods sold were $3,564, related to purchases of footwear sold through InStride Ventures' supply agreements. For the nine months ended September 30, 2009, cost of goods sold were $24,639, related to purchases footwear sold through InStride Ventures' supply agreements.  For the three months ended September 30, 2008, cost of goods sold were $55,642, related to purchases of $28,692 for the footwear sold through InStride Ventures' supply agreements and $26,950 from sales of the Lifeshake. For the nine months ended September 30, 2008, cost of goods sold were $179,725, related to purchases of $53,598 for the footwear sold through InStride Ventures' supply agreements and $126,127 from sales of the Lifeshake.  Vita Ventures discontinued the sale of its products during the last quarter of 2008.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three months and nine months ended September 30, 2009, selling general and administrative expenses primarily consisted of payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling general and administrative expenses were $417,981 for the nine months ended September 30, 2009, compared to $2,038,215 for the nine months ended September 30, 2008.  The Company's selling general and administrative expenses decreased by $1,620,234 for the nine months ended September 30, 2009 compared to last year as a result of reduced marketing, consulting and fulfillment expenses of $804,102 as the Lifeshake product was discontinued. Consulting and marketing fees were $223,430 higher for the nine months ended September 30, 2008 as the diabetic shoes sold by Instride Ventures were introduced into retail stores.  Legal fees were about $184,000 higher, travel expenses were about $27,000 higher, and investor relations expenses were about $30,000 higher for the nine months ended September 30, 2008 as the Company sought additional financing through the issuance of $1,000,000 in Promissory Notes.  Audit fees were about $25,000 higher for the nine months ended September 30, 2008 compared to this year as the Company changed independent public accountants. Lastly, payroll and related expenses were about $320,000 lower for the nine months ended September 30, 2009 as the Company attempted to reduce overall general and administrative expenses.

Selling, general and administrative expenses were $120,536 for the three months ended September 30, 2009, compared to $339,442 for the three months ended September 30, 2008, a decrease of $218,906 compared to last year.  The Company's selling general and administrative expenses decreased by about $50,000 for the three months ended September 30, 2009 compared to last year as a result of reduced marketing, consulting and fulfillment expenses as the Lifeshake product was discontinued. Consulting and marketing fees were approximately $35,000 higher for the three months ended September 30, 2008 as the diabetic shoes sold by Instride Ventures were introduced into retail stores.  Audit fees were about $25,000 higher for the nine months ended September 30, 2008 compared to this year as the Company changed independent public accountants.  Lastly, payroll and related expenses were about $100,000 lower for the three months ended September 30, 2009 as the Company attempted to reduce overall general and administrative expenses.

AMORTIZATION Amortization expense for the three months and nine months ended September 30, 2008 was $-0- and $206,972, respectively, while the Company recorded no amortization expense in 2009.  The Company determined that the trade name was impaired and recorded an impairment charge of $909,629, the unamortized balance, during the quarter ended June 30, 2008 reducing the amount of the intangible asset to $-0-. The trade name was being amortized over its five year estimated useful life prior to its impairment loss.

              OTHER INCOME(EXPENSE)   Other expense for the three months and nine months ended September 30, 2009 was $282,740 and $486,071, respectively. Included in other income(expense) for the three months ended September 30, 2009 is interest expense of $20,333 as the Company paid interest on the convertible notes issued in March 2008 and interest expense on amortization on discount of those same notes of $100,000.  Also included in other expenses for the three months ended September 30, 2009 are unrealized holding losses in marketable securities of $162,411. Included in other income(expense) for the nine months ended September 30, 2009 is interest income on money market accounts of $332, interest expense of $62,663 primarily related to interest due on the convertible notes issued in March 2008 and interest expense on amortization on discount of those same notes of $300,000.  Also included in other expenses for the nine months ended September 30, 2009 are unrealized holding losses in marketable securities of $256,212.

Other expense for the three months and nine months ended September 30, 2008 was $441,026 and $538,636, respectively. Included in other income(expense) for the three months ended September 30, 2008 is interest income on money market accounts of $1,860, interest expense of $21,926 as the Company paid interest on the convertible notes issued in March 2008, and interest expense on amortization on discount of those same notes of $100,000.  Also included in other expenses for the three months ended September 30, 2008 are unrealized holding losses in marketable securities of $320,960. Included in other income(expense) for the nine months ended September 30, 2008 is interest income on money market accounts of $11,450, interest expense of $50,874 primarily related to interest due on the convertible notes issued in March 2008, and interest expense on amortization on discount of those same notes of $233,000.  Also included in other income for the nine months ended September 30, 2008 are unrealized holding losses of $256,212 on marketable securities.

Liquidity and Capital Resources

The Company incurred a net loss of $451,579 and negative cash flows from operating activities of $208,355 for the nine months ended September 30, 2009.  In addition, the Company is currently in default with its debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at September 30, 2009 is $39,818. These factors create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net cash used in operating activities was $208,355 for the nine months ended September 30, 2009.  This was the result of the net loss of $451,579, licensing fees recognized from UFood and Northern Foods of $389,327, and payment of the lease obligation of $102,566, offset by amortization on discount of the notes of $300,000, an increase in accounts payable and accrued expenses of $251,466, a decrease in accounts receivable of $64,015 mainly due to a payment received from Z-Trim, and unrealized holding losses on UFood and Z-Trim of $123,740.  Net cash used in operating activities was $1,604,666 for the nine months ended September 30, 2008.  This was the result of the net loss of $2,654,732, marketable securities received in the Z-Trim settlement of $450,000, an increase in accounts receivable of $248,664, amortization of deferred royalties of $223,713, a $164,730 increase in inventory, a decrease in accounts payable and accrued expenses of $141,637, and lease obligation payments of $61,328, offset by unrealized holding losses of $1,006,212, the $909,629 impairment loss, amortization on discount of the notes of $233,000, and amortization expense on the intangible assets of $206,972.

Net cash provided by investing activities was $152,000 for the nine months ended September 30, 2009 as the Company satisfied its lease obligation in June of 2009.  Net cash provided by investing activities was $98,000 for the nine months ended September 30, 2008.  This was the result of proceeds from a matured time deposit of $250,000 of which $152,000 was used to purchase another time deposit.

Net cash used in connection with financing activities was $6,771 for the nine months ended September 30, 2009.  This was the result of $37,500 received from related parties and $44,271 paid to related parties.  Net cash obtained through financing activities was $1,295,274 for the nine months ended September 30, 2008.  This was primarily due to $1,000,000 from proceeds of convertible notes received in March as well as proceeds received from related parties.  These proceeds were used for working capital.

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

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009, based on the material weakness described below.

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