Form 10-K
period 2009-12-31
George Foreman Enterprises Inc
filed 2011-08-26
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009, or

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

GEORGE FOREMAN ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

George Foreman Enterprises, Inc. (referred to in this report as "we" or the "Company") is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (this "Report"). The Company is delinquent in compliance with its reporting obligations with the Securities and Exchange Commission (the "SEC").  The filing of this Report is part of the ongoing process to bring the Company in compliance with its reporting obligations under the rules and regulations of the SEC.

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

The Company’s current revenues are derived from the sale of diabetic shoes in InStride Ventures as well as shares of stock and quarterly royalty payments received by Ventures from UFood.  There is also the potential of additional revenue to be received as a result of our agreement with NationsHealth. But to date, Ventures has only received the initial lead income from NationsHealth in accordance with the terms of Ventures’ agreement with NationsHealth.  At December 31, 2009, the Company had $99,059 in cash and cash equivalents compared to $102,944 at December 31, 2008.  There is an uncertainty about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company can give no assurance that the Company's existing cash and cash equivalents are sufficient to satisfy its current obligations.  The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures LLC, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes. The Company is in default under the Notes due to its failure to pay principal and interest in the aggregate amount of $1,200,708 through July 31, 2011.

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

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  We also acquire our inventory from our business partner and then resell it.  During the twelve months ended December 31, 2009, InStride Ventures recognized $105,570, of sales as a result of its agreement to supply therapeutic footwear using the name and likeness of George Foreman.  .  About two-thirds of our sales recognized by InStride Ventures in 2009 were from one customer. This concentration of sales to one customer is consistent with last year.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood").  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. Ventures recognized licensing fees and royalties of $348,032 for the twelve months ended December 31, 2009.  As of August 23, 2011, Ventures had disposed of 745,933 UFood shares and had 625,224 UFood shares remaining.  The value of the UFood shares owned by Ventures based on the August 23, 2011 market price was $100,036.

Ventures entered into a License Agreement, dated as of June 13, 2007, with Northern Foods plc ("Northern Foods").  Pursuant to this License Agreement, Ventures granted to Northern Foods, its subsidiaries and affiliated entities under its own ownership or control the nonexclusive right to manufacture, and the exclusive right to distribute and sell, frozen meats, poultry and fish that utilize, use or otherwise feature the name, image and likeness of George Foreman on packaging or other sales materials, to food stores and food wholesalers operating in the United Kingdom and the Republic of Ireland.   As of December 31, 2009, Ventures recognized royalty income of $142,312 for the twelve months from its licensing agreement with Northern Foods. Ventures’ License Agreement with Northern Foods expired in September 2009 and it was not renewed.

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of December 31, 2009, Foreman Management had six part-time employees.  These employees also perform services for other entities.

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

The Company failed to file on a timely basis its Annual Reports on Form 10-K for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, and its Quarterly Reports on Form 10-Q for each of the three quarters of 2010 and for the first two quarters of 2011 on account of its severe cash shortage.  The filing of this Form 10-K evidences the determination of our management to take steps to bring the Company in compliance with its reporting obligations under the rules and regulations of the Securities and Exchange Commission, however no assurance can be given as to the timing or ultimate success of these efforts.

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

Market Price of our Common Stock.

The Company's common stock is trading over-the-counter in the pink sheets under the symbol "GFME.PK"

At August 23, 2011 the Company had 5,088,759 shares of common stock outstanding, held by 41 shareholders of record.  This does not reflect persons or entities that held their stock in nominee or "street" name. The following table sets forth the high and low bid quotations per share as reported by the pink sheets for the periods stated.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2008 Quarterly Period	High Bid	Low Bid

First Quarter	$3.40	$1.90

Second Quarter	$2.25	$1.55

Third Quarter	$1.55	$0.35

Fourth Quarter	$0.35	$0.05

2009 Quarterly Period

First Quarter	$0.20	$0.05

Second Quarter	$0.05	$0.02

Third Quarter	$0.05	$0.02

Fourth Quarter	$0.05	$0.02

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The Company's net sales were $595,914 for the year ended December 31, 2009. Sales were derived from UFood ($348,032), Northern Foods ($142,312), and Instride Ventures ($105,570). The cost of sales was $42,929 related to Instride Ventures' therapeutic footwear.  The Company's net sales were $1,543,574 for the year ended December 31, 2008. Sales were derived from Vita Ventures ($1,048,168), UFood ($252,417), Instride Ventures ($129,051), and Northern Foods ($113,938). Vita Ventures discontinued the sale of its products during the last quarter of 2008 and therefore no sales were recognized by them in 2009.  The cost of sales for 2008 was $71,607 related to Instride Ventures' therapeutic footwear and $180,864 for the Vita Ventures' Lifeshake product for a total of $252,471.

Selling, general and administrative expenses were $539,224 for the year ended December 31, 2009, compared to $2,308,106 for the year ended December 31, 2008. Selling, general and administration expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling, general and administrative expenses decreased by approximately $1,770,000 compared to last year as a result of reduced marketing, consulting and fulfillment expenses of $867,673 as the Lifeshake product was discontinued. Consulting and marketing fees were about $263,000 higher for the year ended December 31, 2008 as the diabetic shoes sold by Instride Ventures were introduced into retail stores.  Legal fees were about $190,000 higher, travel expenses were about $15,000 higher, and investor relations expenses were about $30,000 higher during that period as the Company sought additional financing through the issuance of $1,000,000 in Promissory Notes.  Audit fees were about $27,000 higher for the year ended December 31, 2008 compared to 2009 as the Company changed independent public accountants. Lastly, payroll and related expenses were about $358,000 lower for the year ended December 31, 2009 as the Company attempted to reduce overall general and administrative expenses.

An impairment loss of $909,629 was recorded as expense during the year ended December 31, 2008, whereas there was no similar loss during 2009.  The Company determined that its trade name was significantly impaired, and recorded an impairment charge of $909,629 for the quarter ended June 30, 2008, reflecting the entire net book value of these assets.  Similarly, there was no amortization expense recorded after the impairment charge reduced the net book value of the trade name to $-0-.

Other expense for the years ended December 31, 2009 and December 31, 2008 was $684,339 and $1,116,266, respectively. Included in other income(expense) for the year ended December 31, 2009 is interest expense of $(82,663) as the Company paid interest on the convertible notes issued in March 2008 and interest expense on amortization on discount of those same notes of $400,000.  Also included in other expenses for the year ended December 31, 2009 are realized and unrealized holding losses on the UFood and Z-Trim marketable securities of $(202,018). Included in other income(expense) for the year ended December 31, 2008 is income of $750,000 on the settlement with Z-Trim Holdings, Inc., interest income on money market accounts of $13,412, interest expense of $(72,993) as the Company paid interest on the convertible notes issued in March 2008, and interest expense on amortization on discount of those same notes of $(333,000).  Also included in other expenses for the year ended December 31, 2008 are unrealized holding losses in marketable securities of $(1,473,685).

There are both challenges and opportunities in the development of the current products being marketed.  If we are able to capitalize on the recognition of the George Foreman name over other less-recognizable promoters, consumers may choose our product.  Our biggest challenge in sales of the therapeutic shoe being sold by InStride Ventures appears to be in the large pharmacy retailers.  Each retailer needs to dedicate resources to properly train and promote our product to ensure that diabetic patients are aware of the benefits in using the shoe.  The licensing agreement with UFood may or may not be successful depending upon UFood's ability to grow and profitably manage their franchises. The licensing agreement with NationsHealth may or may not be successful depending upon NationsHealth's ability to promote and profitably manage their core diabetic supply business. The success of the LifeShake is dependent on our partner’s ability to market the product and fulfill orders in a timely manner should any test marketing indicate such an opportunity for success.

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

Liquidity and Capital Resources

Net cash used in operating activities was $210,284 for the year ended December 31, 2009.  The cash used resulted from the Company's loss of $670,578, the amortization of deferred royalties of $474,204, and lease payments of $102,566, offset by a decrease in accounts receivable of $97,693, an increase in accounts payable and accrued expenses of $328,857, the change in unrealized holding losses on the marketable securities of $202,018, and the amortization of discounted notes of $400,000.

Net cash provided by investing activities was $187,000 for the year ended December 31, 2009.  This was the result of proceeds from a matured time deposit of $152,000 as well as proceeds from the sale of our Z-Trim shares of $35,000.

Net cash provided by financing activities was $19,399 for the year ended December 31, 2009.  This was due to proceeds received from related parties.

At December 31, 2009, the Company had $99,059 in cash and cash equivalents compared to $102,944 at December 31, 2008.  On March 7, 2008 and March 31, 2008, the Company sold Notes in the aggregate principal amount of $1,000,000.  The Company does not believe that its existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures LLC, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes.  To the extent that management of the Company develops the Foreman brand, it may have a significant impact on our liquidity.

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

For the year ended December 31, 2009, we derived approximately 58% of our consolidated revenues from UFood and about 24% from Northern Foods.  Furthermore, our agreement with Northern Foods expired in September 2009 and our agreement with UFood expires in June 2011, which will significantly decrease our revenues going forward.  The success of the NationsHealth agreement is dependent on NationsHealth’s ability and desire to promote their core diabetic supplies. The Company is contemplating possible test marketing of the LifeShake but our cash shortage may limit our marketing ability. That being said, there are no apparent leads for additional revenue in the short or long term.

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

We incurred a net loss of $670,578 and negative cash flows from operating activities of $210,284 for the year ended December 31, 2009.  In addition, we have a history of net losses and negative cash flows from operations and the remaining cash available at December 31, 2009 is $99,059. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations.  The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results.  Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Factors That May Affect Our Business, Financial Condition and Results of Operations

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firms	14

Consolidated Balance Sheets
As of December 31, 2009 and 2008	15

Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008	16

Consolidated Statements of Stockholders' (Deficit) Equity
For the years ended December 31, 2009 and 2008	17

Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008	18

Notes to Consolidated Financial Statements	19

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of George Foreman Enterprises, Inc. (collectively, the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficiency and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2009 and 2008 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of approximately $670,000 for the year ending December 31, 2009.  As of December 31, 2009, current liabilities exceeded current assets by $1.9 million and had a stockholders’ deficiency of approximately $4.3 million.  These factors and others described in Note 3 raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Madsen & Associates, CPA's Inc.
Madsen & Associates, CPA's Inc.

February 25, 2011

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$99,059	$102,944
Time deposit	-	98,000
Accrued interest receivable	-	1,984
Accounts receivable, less allowance for doubtful accounts of $1,100 at December 31, 2009 and 2008	39,334	137,027
Prepaid expenses and other current assets	25,000	31,512
Marketable securities, $1,131,545 and $1,551,075 at cost at December 31, 2009 and 2008, respectively	91,410	297,959
Total current assets	254,803	669,426
Time deposit, net of current portion	-	54,000
Total assets	$254,803	$723,426
LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$743,662	$414,805
Deferred royalties, current portion	339,509	466,587
Accrued interest payable	4,208	4,208
Lease obligation, current portion	-	87,036
Related party payables	95,756	-
Convertible notes payable	933,000	76,357
	2,116,135	1,048,993

Long-term liabilities:
Contingent liability	1,000,000	1,000,000
Convertible notes payable	-	533,000
Deferred royalties, net of current portion	153,543	470,200
Lease obligation, net of current portion	-	15,530
Total liabilities	3,269,678	3,067,723

Stockholders' deficiency:

Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at December 31, 2009 and 2008	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at December 31, 2009 and 2008	33,585	33,585
Additional paid-in capital	186,393,716	186,393,716
Deficit	(190,651,923)	(189,920,678)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries	(4,286,155)	(3,554,910)
Non-controlling interest	1,271,280	1,210,613
Total deficiency	(3,014,875)	(2,344,297)
Total liabilities and deficiency	$254,803	$723,426

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008
Sales	$595,914	$1,543,574

Costs and expenses:
Cost of goods sold	42,929	252,471
Selling, general and administrative	539,224	2,308,106
Impairment loss	-	909,629
Amortization	-	206,972
Total costs and expenses	582,153	3,677,178

Income (loss) from operations	13,761	(2,133,604)

Other income/(expense):
Gain on settlement	-	750,000
Other than temporary impairment and realized gains/ (losses) on marketable securities	(202,018)	(1,473,685)
Interest income	342	13,412
Interest expense on amortization on discount of notes	(400,000)	(333,000)
Interest expense	(82,663)	(72,993)
Total other income/(expense)	(684,339)	(1,116,266)

Net loss	(670,578)	(3,249,870)

Less: Net (earnings) loss attributable to non-controlling interest	(60,667)	355,509

Net loss attributable to George Foreman Enterprises, Inc. and Subsidiaries	$(731,245)	$(2,894,361)

Loss per share basic and diluted:
Less per common share attributable to George Foreman Enterprises, Inc. and Subsidiaries common shareholders	$(0.22)	$(0.86)

Weighted average common shares outstanding – basic and diluted	3,358,444	3,358,444

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit) Equity

For the Years Ended December 31, 2009 and 2008

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit	Treasury Stock	Non- Controlling interest	Total
Balance at January 1, 2008	3,358,444	$33,585	2	$30,000	$185,593,716	$(187,026,317)	$(91,533)	$1,741,122	$280,573
Issuance of warrants in connection with financing					800,000				800,000
Distributions to non-controlling interest								(175,000)	(175,000)
Net loss						(2,894,361)		(355,509)	(3,249,870)
Balance at December 31, 2008	3,358,444	33,585	2	30,000	186,393,716	(189,920,678)	(91,533)	1,210,613	(2,344,297)
Net loss						(731,245)		60,667	(670,578)
Balance at December 31, 2009	3,358,444	$33,585	2	$30,000	$186,393,716	$(190,651,923)	$(91,533)	$1,271,280	$(3,014,875)

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(670,578)	$(3,249,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	909,629
Amortization expense	-	206,972
Amortization of deferred royalties	(474,204)	(350,000)
Amortization of discounted notes	400,000	333,000
Marketable securities received in settlement	-	(450,000)
Other than temporary impairment and realized losses on marketable securities	202,018	1,473,685
Changes in operating assets and liabilities:
Accounts receivable	97,693	(124,091)
Accrued interest receivable	1,984	3,116
Inventory	-	12,860
Prepaid expenses and other current assets	6,512	10,158
Accounts payable and accrued expenses	328,857	(65,159)
Accrued interest payable	-	4,208
Deferred royalties	-	150,000
Lease obligation	(102,566)	(82,390)
Net cash used in operating activities	(210,284)	(1,217,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	35,000	-
Purchase of time deposit	-	(152,000)
Proceeds from a matured time deposit	152,000	250,000
Net cash provided by investing activities	187,000	98,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	-	1,000,000
Proceeds of related party payable	19,399	53,195
Distribution of minority interests	-	(175,000)
Contribution of minority interests	-	-
Net cash provided by financing activities	19,399	878,195

Net decrease in cash and cash equivalents	(3,885)	(241,687)
Cash and cash equivalents at beginning of period	102,944	344,631
Cash and cash equivalents at end of period	$99,059	$102,944

Supplemental disclosure of non-cash investing and financing activities,
Investment in common stock received in settlement	$-	$450,000
Investment in common stock in exchange for deferred royalties	$30,470	$588,075

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$82,663	$72,993
See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Effective for the year ended December 31, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The ASC was established as the sole source of US GAAP and superseded existing accounting and reporting guidance issued by the FASB, Emerging Issues Task Force and other sources.  The ASC did not change US GAAP.  All references to accounting standards in these consolidated financial statements correspond to ASC references.

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

Foreman and GFPI Parties agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement (see Note 16 below) and any amounts due to them.  Foreman and George Foreman Jr. resigned from the Company’s board of directors immediately upon the execution of this agreement.  George Foreman Jr. and George Foreman III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $670,578 for the year ended December 31, 2009.  In addition, the Company is currently in default with its debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at December 31, 2009 is $99,059. These factors create substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000 (see Note 17 below).  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The proceeds from these transactions have been used to fund working capital.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also included Jeremy Anderson, the chief financial officer of the Company.

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

The Company's success will depend primarily upon its ability to exploit and protect the intellectual property rights that Mr. Foreman has assigned to InStride Ventures, Vita Ventures, and NationsHealth through the Agreements with Ventures.  Mr. Foreman has entered into numerous licensing, endorsement and other agreements over the last decade, and there can be no assurances that a third party will not assert a claim to some or all of the intellectual property rights that the Company believes have been assigned to Ventures.  In addition, the United States Patent and Trademark Office ("the "PTO") may cite preexisting trademark applications and registrations by third parties against, and prior trademark owners may oppose, future trademark applications by the Company or Ventures incorporating the George Foreman name.  Further, even if the Company or Ventures were able to obtain acceptance of its trademark applications by the PTO, a significant number of similar marks registered by, and licensed to, third parties could diminish the value and protectability of the intellectual property held by the Company or Ventures.

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

MARKETABLE SECURITIES

The Company generally classifies its equity securities as “available for sale” and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income (loss).  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the years ended December 31, 2009 and 2008, the Company recorded impairment charges and realized losses of $202,018 and $1,473,685, respectively, related to certain of its investments.

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

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, "Income Taxes") ("ACS 740"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

NET LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and stock warrants to purchase shares of the Company's common stock as of December 31, 2009 and 2008, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the years ended December 31, 2009 and 2008, there were 3,314,753 potential common shares outstanding.

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

RECLASSIFICATION

Effective January 1, 2009, the Company completed its implementation of FASB ASC 810, “Consolidation” (“ASC 810”).  As a result of adopting ASC 810, prior year’s balances were reclassified to conform to current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) NO. 168, now Accounting Standards Update (ASU) ASU 2009-01, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This standard replaces SFAS NO. 162, the Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of United States of America (“U.S.”) generally accepted accounting principles, authoritative and non authoritative. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the source of authoritative, nongovernmental Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthorative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards. The Company adopted ASU 2009-01 during the year ended December 31, 2009, and its application did not affect our results of operations or financial condition.

During 2009, the Company adopted the revised accounting guidance related to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the literature.  In accordance with this guidance, acquisition-related costs, including restructuring costs, must be recognized separately from the acquisition and will generally be expensed as incurred.  That replaces the cost-allocation process detailed in previous accounting literature, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.   The Company implemented this new guidance effective January 1, 2009.

During 2009, the Company implemented an update to the accounting guidance related to earnings per share.  In accordance with this accounting guidance, unvested share-based payment awards with rights to dividends are participating securities and shall be included in the computation of basic earnings per share.  The Company adopted this guidance effective January 1, 2009.  This implementation did not have a material impact on prior periods presented.

The FASB has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

5.	FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, for all financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period. While the Company adopted the provisions of ASC 820 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet date. As permitted by ASC 820, the Company delayed implementation of this standard for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis and adopted these provisions effective January 1, 2009.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2009, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair value of the cash and cash equivalents and marketable securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the year ended December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.

	Assets at Fair Value as of December 31, 2009 and
	'December 31, 2008

		Quoted Prices
		in
		Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs

December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$99,059	$99,059	$-	$-
Available for sale marketable securities	91,410	91,410	-	-
Total	$190,469	$190,469	$-	$-

December 31, 2008	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$102,944	$102,944	$-	$-
Time deposits	152,000	152,000	-	-
Available for sale marketable securities	297,959	297,959	-	-
Total	$552,903	$552,903	$-	$-

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  The Company realized cumulative holding losses from marketable securities of $1,040,135 (see Note 8 below) at December 31, 2009 as management determined the investments were other than temporarily impaired.

 The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2009.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2009 and 2008 were $25,000 and $31,512, respectively.  These balances represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

7.	INTANGIBLE ASSETS – TRADE NAME

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

8.	INVESTMENT IN COMMON STOCK – MARKETABLE SECURITIES

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

In August 2008, the Company and Z-Trim Holdings, Inc. (“Z-Trim”) entered into a settlement agreement to completely and finally resolve all disputes between the parties and release each party of any allegations asserted.  The settlement included a payment to the Company by Z-Trim of $300,000 and three million shares of Z-Trim common stock valued at $450,000 at the date of issuance.  The gain on settlement of $750,000 is included in the Company’s consolidated statement of operations for the year ended December 31, 2008.  The Company recorded a realized holding loss of $360,000 during the year ended December 31, 2008 reducing the value of the Z-Trim shares to $90,000 as of December 31, 2008 as management determined the investment was other-than-temporarily impaired.  During the year ended December 31, 2009, the Company sold the three million shares of Z-Trim common stock for $35,000 and recorded a realized loss of $55,000 which is included in the Company’s consolidated statement of operations for the year ended December 31, 2009.

The investment in common stock of KnowFat was originally accounted for under the cost method, in accordance with FASB ASC 323, “Investments-Equity Method and Joint Ventures”), as Ventures owns less than a 20% interest in KnowFat including all shares granted.  However, at the date of merger of KnowFat into UFood, the investment in common stock of UFood is now accounted for under FASB ASC 320, “Investments – Debt and Equity Securities”, and classified as a trading security due to management’s intent to trade the investment in the near term.  The Company has recorded a realized holding loss of $1,040,135 on the UFood securities through December 31, 2009 and is included as a component of other income (expense) on the consolidated statement of operations as management determined the investments were other-than-temporarily impaired.

9.	PREFERRED SHARES

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

10.	DEFERRED ROYALTY REVENUES

Deferred revenues include the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $1,131,545, net of $638,493 recognized as revenue through December 31, 2009, to be recognized on a straight-line basis over the four-year term of the contract. Deferred revenues include the payment of minimum royalty fees from Northern Foods of $300,000, net of $157,687 recognized as revenue through December 31, 2008, to be recognized on a straight-line basis, and the unearned portion of licensing fees from UFood  amounting to $1,101,075, net of $306,601 recognized as revenue through December 31, 2008, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (see Note 8), their fair value will be deferred and recognized over the remaining term of the contract.

11.	LEASE COMMITMENTS

Commencing as of October 1, 1999, the Company entered into a lease agreement ("Prime Lease") for 7,566 square feet of general office space located in New York City, which expires in February 2010.  Under the terms of the prime lease, the fixed monthly rent, which commenced on March 1, 2000, was $32,156 for the initial three years, $34,678 for the next four years, and $35,939 for the remainder of the term.  In July 2001, the Company entered into a sublease back with the landlord of this office space through June 30, 2006.  The landlord then subleased the premises to a third party.  The amount of fixed rent payable under the sublease to the landlord was substantially equivalent to that payable under the Prime Lease.  The Company subsequently entered into a Termination and Assignment Agreement with the landlord and the third party dated May 10, 2005.  Under the terms of the Termination and Assignment Agreement, the Company has agreed to pay the landlord $90,672 annually beginning July 1, 2006 through the expiration of the Prime Lease in February 2010.  The present value of the resulting liability has been recorded on the consolidated balance sheet.  A letter of credit, collateralized by a time deposit, has been established to secure the Company's payment to the landlord.  Provided no event of default has occurred, the Company may reduce the letter of credit by $90,792 on each anniversary beginning on June 30, 2007.   With the landlord's approval, the letter of credit was reduced from $333,000 to $242,000 in June 2007 and to $152,000 in May 2008.  On April 1, 2009, the Company entered into an agreement with the landlord to pay $82,196 as early payment of the funds due under the Termination and Assignment Agreement.  This payment satisfied all obligations by the Company to the landlord and at that time the certificate of deposit was redeemed.

12.	SHARE-BASED COMPENSATION

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options.  For the years ended December 31, 2009 and 2008, no options were granted and the Company did not use any cash to settle any equity instruments granted under share based arrangements.

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

Option activity during the years ended December 31, 2009 and 2008 is as follows:

	2009			2008
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	715,000	$3.13	$-	733,392	$3.38

Options granted	-	-	-	-	-

Options canceled or expired	-	-	-	18,392	12.81

Outstanding at end of year	715,000	$3.13	$-	715,000	$3.13

Exercisable at end of year	715,000	$3.13	$-	715,000	$3.13

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/09	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/09	Weighted- Average Exercise Price
$1.08	215,000	5.63	$1.08	215,000	$1.08
$3.64	10,000	6.25	$3.64	10,000	$3.64
$3.80	370,000	5.88	$3.80	370,000	$3.80
$4.72	120,000	6.00	$4.72	120,000	$4.72
	715,000	5.83	$3.13	715,000	$3.13

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

The Company issued 400,000 common stock purchase warrants in connection Convertible Notes payable sold on March 7 and March 31, 2008 (see Note 17 below).  These warrants are exercisable at a price of $3.00 per share.

13.	INCOME TAXES

At December 31, 2009, the Company had net operating loss carry-forwards of $96.4 million.  The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership.  Current net operating loss carry-forwards will expire principally in the years 2021 through 2028.  As the Company has not generated any significant operating revenues during recent years and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded.  The change in the valuation allowance was $53,000 in 2009 and $395,000 in 2008. There was no current or deferred provision for income taxes for the years ended December 31, 2009 and 2008.

The remainder of the net operating loss carry-forward also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions.  Future use of the net operating loss carry-forward therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

Net deferred tax assets consist of:

	December 31,
	2009	2008

Deferred tax assets

Intangible assets - trade name	$661,000	$608,000

Net operating loss carry-forward	36,438,000	36,262,000

Deferred tax assets before valuation allowance	37,099,000	36,870,000

Less valuation allowance	(37,099,000)	(36,870,000)

Net deferred tax assets	$-	$-

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

	2009	2008
Expected federal tax benefit at federal statutory tax rate	$(46,000)	$(345,000)
Expected state benefit, net of federal benefit	(7,000)	(50,000)
Increase in valuation allowance	53,000	395,000
	$-	$-

The Company believes it is not more likely than not that the net operating loss carry-forward will be utilized in the future. Consequently, the Company has provided valuation allowances of $36,438,000 and $36,262,000 for the years ended December 31, 2009 and December 31, 2008, respectively.

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

14.	NON-CONTROLLING INTEREST

Effective January 1, 2009, the Company completed its implementation of ASC 810.

The non-controlling interest represents Mr. Foreman and GFPI’s membership interest in George Foreman Ventures, LLC and the membership interest in InStride Ventures LLC.

The following table sets forth the non-controlling interest balances and the changes in these balances attributable to the non-controlling investors’ interests:

	December 31,
	2009	2008
Balance at the beginning of the period	$1,210,613	$1,741,122

Distributions	-	(175,000)

Non-contolling interest share of income (loss)	60,667	(355,509)

Balance at the end of the period	$1,271,280	$1,210,613

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

15. RELATED PARTY TRANSACTIONS

Included in related party payables at December 31, 2009 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $10,832 and unpaid management fees of $75,000.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains Jewelcor Management Inc. ("JMI") for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, who served as the Company's Co-Chairman of the Board and Chief Executive Officer until his resignation on November 8, 2010, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

16. CONTINGENT LIABILITY

The Registration Rights Agreement, dated as of August 15, 2005, by and among the Company, and George Foreman and George Foreman Productions (the "Registration Rights Agreement") provides for contingent additional shares of preferred stock to be issued to GFPI unless the market capitalization of the Company exceeds an average of $20 million over a ten-day trading period within the first three years of the Registration Rights Agreement.  At Mr. Foreman's request, the Company shall issue a new series of preferred stock of the Company, having an aggregate liquidation preference of $1 million, bearing interest at 8% per annum, redeemable at the option of the holder three years from the date of issuance.  During the year ended December 31, 2007, the Company, in accordance with FASB Statement No. 5, "Loss Contingencies", believed it was probable at that time the market capitalization would not reach or exceed $20 million and therefore recognition of a loss contingency was appropriate.  The Company recorded a charge in 2007 of $1 million for this class of contingent preferred stock.  As of August 15, 2008, the market capitalization did not reach or exceed $20 million and the shares were issuable upon Mr. Foreman's request, subject to the terms of the Registration Rights Agreement. Mr. Foreman requested these shares on or about October 8, 2008.   As of December 31, 2009 the shares were not issued. On May 28, 2010, the Company and Ventures entered into an agreement with George Foreman and GFPI, which restructured the contractual rights and obligations of the parties. As part of this agreement, Foreman agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement.

17. CONVERTIBLE NOTES PAYABLE

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

Convertible debt as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Notes payable	$1,000,000	$1,000,000

Discount on notes payable net of amortization	(67,000)	(467,000)
	933,000	533,000
Less: Current portion	(933,000)	-
	$-	$533,000

18.	SUBSEQUENT EVENTS

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

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009, based on the material weakness described below.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing  and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15 (f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  In making this assessment we used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the COSO.  Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to material weaknesses in the controls, as discussed above.

Changes In Internal Control Over Financial Reporting

We have taken significant actions to mitigate certain weaknesses in our disclosure controls and procedures that resulted in the above errors as described above.  For 2011, we are attempting to get current in our SEC filing obligations. All disclosures and new financial accounting pronouncements are reviewed internally and discussed with our independent registered accounting firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission.  Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2009, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

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

The following table sets forth certain compensation information for the following individuals for the two most recently completed fiscal years ended December 31, 2009 and 2008.  None of the outstanding options were repriced or modified in the last fiscal year.  There are no outstanding grants as of December 31, 2009.  No other compensation was paid to our named executive officers other than the compensation set forth below.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (4) (g)	Nonqualified Deferred Compensation Earnings	All other compensation ($) (i)	Total ($) (j)

Seymour Holtzman,	2009	$0	—	—	—	—	—	—	$0
CEO and Co-Chairman of the Board (1)	2008	$73,077	—	—	—	—	—	—	$73,077

George Foreman,	2009	$50,000	—	—	—	—	—	—	$50,000
Co-Chairman of the Board (2)	2008	$100,000	—	—	—	—	—	—	$100,000

Efrem Gerszberg,	2009	$0	—	—	—	—	—	—	$0
President (3)	2008	$109,615	—	—	—	—	—	—	$109,615

George Foreman, Jr.,	2009	$0	—	—	—	—	—	—	$0
Sr Executive Vice President (4)	2008	$132,692	—	—	—	—	—	—	$132,692

Jeremy Anderson,	2009	$0	—	—	—	—	—	—	$0
CFO (5)	2008	$44,777	—	—	—	—	—	—	$44,777

Notes to summary compensation table:

(1)
Mr. Holtzman was a member of the Company's Board of Directors and Chairman of the Board from January 2001 until his resignation on November 8, 2010.  Mr. Holtzman was appointed Chief Executive Officer on May 19, 2004.  As of January 1, 2006, Mr. Holtzman was been paid for his services to the Company by Foreman Management at a base salary of $100,000 per year through July 2008.

(2)
Mr. Foreman was Co-Chairman of the Board of the Company from August 15, 2005 until his resignation on May 28, 2010.  As of August 15, 2005, Ventures entered into a services agreement to pay Mr. Foreman $120,000 per year payable in monthly installments.  These monthly installment payments were made through March 2009.

(3)
Mr. Gerszberg was appointed President on May 19, 2004 and served in such capacity until his resignation on February 28, 2010.  Since January 1, 2006, Mr. Gerszberg was been paid for his services to the Company by Foreman Management at a base salary of $150,000 per year through July 2008.

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

None of the Named Executive Officers exercised any stock options during 2009.

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

Director Compensation

Name (a)	Fees earned or paid in cash (b)	Stock awards($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All other compensation ($) (g)	Total ($) (h)
Jesse Choper	$1,000	—	—	—	—	—	$1,000

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

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDERS MATTERS

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

Audit Fees

Madsen & Associates, CPAs billed the Company $20,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2008 and $20,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2009.

Audit Related Fees

None.

Tax Fees

None.

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