Form 10-Q
period 2010-03-31
George Foreman Enterprises Inc
filed 2011-08-26
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

George Foreman Enterprises, Inc. (referred to in this report as "we" or the "Company") is filing this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (this "Report"). The Company is delinquent in compliance with its reporting obligations with the Securities and Exchange Commission (the "SEC").  The filing of this Report is part of the ongoing process to bring the Company in compliance with its reporting obligations under the rules and regulations of the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules a and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$96,922	$99,059
Accounts receivable, less allowance for doubtful accounts of $1,100 at March 31, 2010 and December 31, 2009	26,147	39,334
Prepaid expenses and other current assets	14,697	25,000
Marketable securities, at amortized cost	91,410	91,410
Total assets	$229,176	$254,803

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$823,791	$743,662
Deferred royalties, current portion	339,509	339,509
Accrued interest payable	20,208	4,208
Convertible notes payable, net of discount	1,000,000	933,000
Related party payables	90,809	95,756
Total current liabilities	2,274,317	2,116,135

Long-term liabilities,
Contingent liability	1,000,000	1,000,000
Deferred royalties, net of current portion	68,666	153,543
Total liabilities	3,342,983	3,269,678
Deficiency:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009	30,000	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at March 31, 2010 and December 31, 2009	33,585	33,585
Additional paid-in capital	186,393,716	186,393,716
Accumulated deficit	(190,767,512)	(190,651,923)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries Stockholders’ Deficiency	(4,401,744)	(4,286,155)
Non-controlling interest	1,287,937	1,271,280
Total deficiency	(3,113,807)	(3,014,875)
Total liabilities and deficiency	$229,176	$254,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2010	2009

Sales	$106,506	$151,623

Costs and expenses:
Cost of goods sold	5,258	9,422
Selling, general and administrative	104,190	162,170
Total costs and expenses	109,448	171,592

Loss from operations	(2,942)	(19,969)

Other income (expense):
Interest income	10	1,228
Accretion of interest expense on amortization on discount of notes	(67,000)	(100,000)
Interest expense	(29,000)	(21,321)
Total other income (expense)	(95,990)	(120,093)

Net loss	(98,932)	(140,062)

Less: Net (earnings) loss attributable to non-controlling interest	(16,657)	(17,301)

Net loss available to common shareholders	$(115,589)	$(157,363)

Net loss per common share – basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding – basic and diluted	3,289,006	3,289,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,932)	$(140,062)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of deferred royalties	(84,877)	(128,507)
Amortization of discounted notes	67,000	100,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	(1,189)
Accounts receivable	13,187	50,725
Prepaid expenses and other current assets	10,303	15,656
Accounts payable and accrued expenses	80,129	73,479
Accrued interest payable	16,000	-
Lease obligation	-	(21,380)
Net cash provided by (used in) operating activities	2,810	(51,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	12,500	-
Payment of related party payable	(17,447)	(14,343)
Net cash used in financing activities	(4,947)	(14,343)

Net decrease in cash and cash equivalents	(2,137)	(65,621)
Cash and cash equivalents at beginning of period	99,059	102,944
Cash and cash equivalents at end of period	$96,922	$37,323

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$13,000	$21,321

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

Foreman and GFPI Parties agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement (see Note 12 below) and any amounts due to them.  Foreman and George Foreman Jr. resigned from the Company’s board of directors immediately upon the execution of this agreement.  George Foreman Jr. and George Foreman III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts.

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

3. GOING CONCERN

The Company is currently in default with its debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at March 31, 2010 is $96,922. These factors create substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes to these policies during the three months ended March 31, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010 Using
	Total Carrying value as of March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable Securities	$91,410	$91,410	$—	$—

Total	$91,410	$91,410	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. As of December 31, 2009, management determined the investments were other-than-temporarily impaired and recorded the investments at amortized fair value.  In accordance with ASC ###-##-####, the investments should not be adjusted for subsequent recoveries in fair value.  The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of March 31, 2010.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2010 and December 31, 2009 were $14,697 and $25,000, respectively.  Balances of $12,500 and $25,000 at March 31, 2010 and December 31, 2009, respectively represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

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

The investment in common stock of KnowFat is accounted for in accordance with FASB ASC 320, "Investments - Debt and Equity Securities", and classified as an available-for-sale security.  The Company recorded impairment charges of $1,040,135 through December 31, 2009, as the Company determined the investment was deemed to be other-than-temporarily impaired.

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

9.  DEFERRED ROYALTY REVENUES

Deferred revenues include the unearned portion of licensing fees from UFood (formerly known as KnowFat) amounting to $1,131,545, net of $723,370 recognized as revenue through March 31, 2010, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of UFood vest (see Note 7), their fair value will be deferred and recognized over the remaining term of the contract.

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

11. RELATED PARTY TRANSACTIONS

Included in related party payables at March 31, 2010 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $3,309 and unpaid management fees of $87,500.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains Jewelcor Management Inc. ("JMI") for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  Since July 2008, these fees have been accruing but have not been paid. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, who served as the Company's Co-Chairman of the Board and Chief Executive Officer until his resignation on November 8, 2010, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

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

Convertible debt as of March 31, 2010 and December 31, 2009:

	March ,31 2010	Dec. 31, 2009
Notes payable	$1,000,000	$1,000,000

Discount on notes payable net of amortization	-	(67,000)
	1,000,000	933,000
Less: Current portion	(1,000,000)	(933,000)
	$-	$-

14. NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and convertible debt warrants to purchase shares of the Company's common stock as of March 31, 2009, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the three months ended March 31, 2010 and 2009, there were 3,314,753 potential common shares outstanding.

15. SUBSEQUENT EVENTS

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

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management").  As of March 31, 2010, Foreman Management had three part-time employees. These employees also perform services for other entities.

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

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  Instride Ventures also acquires its inventory from our business partner and then resells it.  During the three months ended March 31, 2010, InStride Ventures recognized $18,040 of sales as a result of its agreements to supply therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood").  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. These shares also vest over the four year term of the license agreement.  Ventures recognized licensing fees and royalties of $88,466 for the three months ended March 31, 2010.

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

Financial Position

At March 31, 2010, the Company had $96,922 in cash and cash equivalents compared to $99,059 at December 31, 2009.  The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures LLC, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes.

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

Results of Operations

REVENUE  Revenue for the three months ended March 31, 2010 was $106,506 compared to $151,623 for the three months ended March 31, 2009.  During the three months ended March 31, 2010, sales of therapeutic footwear by Instride Ventures were $18,040 and licensing fees earned from UFood were $88,466.  During the three months ended March 31, 2009, sales of therapeutic footwear by Instride Ventures were $18,995 and licensing fees earned from Northern Foods and UFood were $132,628. The licensing agreement with Northern Foods expired in September 2009.

COST OF GOODS SOLD For the three months ended March 31, 2010 cost of goods sold were $5,258 related to purchases of the footwear sold through InStride Ventures' supply agreements.  For the three months ended March 31, 2009 cost of goods sold were $9,422 related to purchases of the footwear sold through InStride Ventures' supply agreements.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three months ended March 31, 2010, selling general and administrative expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling general and administrative expenses were $104,190 for the three months ended March 31, 2010 and $162,170 for the three months ended March 31, 2009.  The Company's selling general and administrative expenses decreased by $57,980 for the three months ended March 31, 2010 compared to last year as a result of reduced consulting fees paid to Mr. Foreman of $30,000,  a $19,000 decrease in payroll and related expenses, and a $6,339 decrease in insurance costs.

              OTHER INCOME(EXPENSE)   Other expense for the three months ended March 31, 2010 was $95,990, compared to $120,093 for the three months ended March 31, 2009.  Interest income was $11 for the three months ended March 31, 2010, compared to $1,228 for the three months ended March 31, 2009. The reduction in interest income was a result of lower money market account balances in 2010 as the Company used cash to fund operations.  Interest expense was $29,000 for the three months ended March 31, 2010, compared to $21,321 for the three months ended March 31, 2009 as the Company began accruing interest at the default interest rate of 15% Promissory Notes during March 2010. The non-default interest rate on the Notes is 8%. Interest expense on amortization on discount of the notes was $67,000 for the three months ended March 31, 2010 compared to $100,000 for the three months ended March 31, 2009 as the notes matured in March 2010.

Liquidity and Capital Resources

The Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date.  These factors create an uncertainty about the Company’s ability to continue as a going concern.

Net cash provided by operating activities was $2,810 for the three months ended March 31, 2010.  This was the result of amortization on discount of the notes of $67,000, an increase in accounts payable and accrued expenses of $80,129, a decrease in accounts receivable of $13,187, a decrease in prepaid expenses and other current assets of $10,303, and an increase in interest payable of $16,000 offset by the net loss of $98,932 and licensing fees recognized from UFood of $84,877.  Net cash used in operating activities was $51,278 for the three months ended March 31, 2009.  This was the result of the net loss of $140,062, licensing fees recognized from UFood and Northern Foods of $128,507, payment of the lease obligation of $21,380, offset by amortization on discount of the notes of $100,000, a decrease in accounts receivable of $50,725 mainly due to a payment received from Z-Trim, a decrease in prepaid expenses and other current assets of $15,656, an increase in accounts payable and accrued expenses of $73,479.

Net cash used in connection with financing activities was $4,947 and $14,343 for the three months ended March 31, 2010 and 2009, respectively as the Company paid down its related party payable balance. The Company purchases its therapeutic footwear from InStride Shoes, one of our joint venture partners in InStride Ventures LLC.

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

At March 31, 2010, the Company had $96,922 in cash and cash equivalents compared to $99,059 at December 31, 2009.  There is an uncertainty about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010, based on the material weakness described below.

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

Item 1A.  Risk Factors

Reference is made to the Risk Factors included in the Company’s filings with the SEC, including without limitation, its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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