Form 10-Q
period 2010-09-30
George Foreman Enterprises Inc
filed 2011-08-26
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

George Foreman Enterprises, Inc. (referred to in this report as "we" or the "Company") is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (this "Report"). The Company is delinquent in compliance with its reporting obligations with the Securities and Exchange Commission (the "SEC").  The filing of this Report is part of the ongoing process to bring the Company in compliance with its reporting obligations under the rules and regulations of the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules a and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$163,841	$99,059
Accounts receivable, less allowance for doubtful accounts of $1,100 at September 30, 2010 and December 31, 2009	23,146	39,334
Prepaid expenses and other current assets	38,232	25,000
Marketable securities, at amortized cost	114,200	91,410
Total assets	$339,418	$254,803

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$844,908	$743,662
Deferred royalties, current portion	272,699	339,509
Accrued interest payable	95,208	4,208
Convertible notes payable, net of discount	1,000,000	933,000
Related party payables	128,998	95,756
Total current liabilities	2,341,813	2,116,135

Long-term liabilities,
Contingent liability	-	1,000,000
Deferred royalties, net of current portion	-	153,543
Total liabilities	2,341,813	3,269,678

Deficiency:

Series A Preferred Stock, $0.01 par value, 2 shares authorized at September 30, 2010 and December 31, 2009 and 2 shares issued and outstanding at December 31, 2009	-	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 5,158,197 shares issued and 5,088,759 shares outstanding at September 30, 2010 and 25,000,000 shares authorized; 3,358,444 shares issued and 3,289,006 shares outstanding at December 31, 2009	51,583	33,585
Additional paid-in capital	188,745,120	186,393,716
Accumulated deficit	(190,709,619)	(190,651,923)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries Stockholders’ Deficiency	(2,004,449)	(4,286,155)
Non-controlling interest	2,054	1,271,280
Total deficiency	(2,002,395)	(3,014,875)
Total liabilities and deficiency	$339,418	$254,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$145,210	$160,833	$387,677	$477,112

Costs and expenses,
Cost of goods sold	11,043	3,564	30,182	24,639
Selling, general and administrative	86,476	120,536	293,154	417,981
Total costs and expenses	97,519	124,100	323,336	442,620

Income from operations	47,691	36,733	64,341	34,492

Other income (expense),
Other than temporary impairment and realized gains (losses) on marketable securities	41,660	(162,411)	50,454	(123,740)
Interest income	56	4	87	332
Accretion of interest expense on amortization on discount of notes	-	(100,000)	(67,000)	(300,000)
Interest expense	(37,500)	(20,333)	(104,023)	(62,663)
Total other income (expense)	4,216	(282,740)	(120,482)	(486,071)

Net earnings (loss)	51,907	(246,007)	(56,141)	(451,579)

Less: Net (earnings) loss attributable to non-controlling interest	(607)	(11,063)	(1,555)	(49,219)

Net earnings (loss) available to common stockholders	$51,300	$(257,070)	$(57,696)	$(500,798)

Net earnings (loss) per common share – basic	$0.01	$(0.08)	$(0.01)	$(0.15)

Net earnings (loss) per common share – diluted	$0.01	$(0.08)	$(0.01)	$(0.15)

Weighted average shares outstanding - basic	5,088,759	3,289,006	4,107,076	3,289,006

Weighted average shares outstanding - diluted	5,888,759	3,289,006	4,107,076	3,289,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,141)	$(451,579)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of deferred royalties	(266,059)	(389,327)
Amortization of discounted notes	67,000	300,000
Other than temporary impairment and realized (gains)losses on marketable securities	(50,454)	123,740
Changes in operating assets and liabilities:
Accrued interest receivable	-	1,984
Accounts receivable	16,188	64,015
Prepaid expenses and other current assets	(13,232)	(6,088)
Accounts payable and accrued expenses	169,867	251,466
Accrued interest payable	91,000	-
Lease obligation	-	(102,566)
Net cash used in operating activities	(41,831)	(208,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of marketable securities	73,371	-
Proceeds of a matured time deposit	-	152,000
Net cash provided by investing activities	73,371	152,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	56,050	37,500
Payment of related party payable	(22,808)	(44,271)
Net cash provided by (used in) financing activities	33,242	(6,771)

Net increase (decrease) in cash and cash equivalents	64,782	(63,126)
Cash and cash equivalents at beginning of period	99,059	102,944
Cash and cash equivalents at end of period	$163,841	$39,818

Supplemental disclosure of non-cash investing and financing activities,
Waiver of contingent liability	$1,000,000	$-
Forgiveness of debt from related party	$68,621	$-
Investment in common stock in exchange for deferred royalties	$45,706	$30,470

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$13,023	$62,663

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

3. GOING CONCERN

The Company is currently in default with its debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at September 30, 2010 is $163,841. These factors create substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes to these policies during the three and nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010 Using
	Total Carrying value as of September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Marketable Securities	$114,200	$114,200	$—	$—

Total	$114,200	$114,200	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. As of December 31, 2009, management determined the investments were other-than-temporarily impaired and recorded the investments at amortized fair value.  In accordance with ASC ###-##-####, the investments should not be adjusted for subsequent recoveries in fair value.  The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of September 30, 2010.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2010 and December 31, 2009 were $38,232 and $25,000, respectively.  Balances of $37,500 and $25,000 at September 30, 2010 and December 31, 2009, respectively represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

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

9.  DEFERRED ROYALTY REVENUES

Deferred revenues include the unearned portion of licensing fees from Ufood (formerly known as KnowFat) amounting to $1,177,250, net of $904,551 recognized as revenue through September 30, 2010, to be recognized on a straight-line basis over the four-year term of the contract. As future shares of Ufood vest (see Note 7), their fair value will be deferred and recognized over the remaining term of the contract.

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

11. RELATED PARTY TRANSACTIONS

Included in related party payables at September 30, 2010 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $8,979 and unpaid management fees of $112,500.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains Jewelcor Management Inc. ("JMI") for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  Since July 2008, these fees have been accruing but have not been paid. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, who served as the Company's Co-Chairman of the Board and Chief Executive Officer until his resignation on November 8, 2010, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

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

Convertible debt as of September 30, 2010 and December 31, 2009:

	Sept. ,30 2010	Dec. 31, 2009
Notes payable	$1,000,000	$1,000,000

Discount on notes payable net of amortization	-	(67,000)
	1,000,000	933,000
Less: Current portion	(1,000,000)	(933,000)
	$-	$-

14. NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and convertible debt warrants to purchase shares of the Company's common stock as of September 30, 2010, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the nine months ended September 30, 2010 and 2009, there were 1,515,000 and 3,314,753 potential common shares outstanding, respectively.

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

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management").  As of September 30, 2010, Foreman Management had three part-time employees. These employees also perform services for other entities.

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

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  Instride Ventures also acquires its inventory from our business partner and then resells it.  During the nine months ended September 30, 2010, InStride Ventures recognized $59,630 of sales as a result of its agreements to supply therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name Ufood Restaurant Group, Inc ("Ufood").  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of Ufood as part of the transaction. These shares also vest over the four year term of the license agreement.  Ventures recognized licensing fees and royalties of $278,047 for the nine months ended September 30, 2010.

Ventures entered into an Agreement with Foreman and NationsHealth on May 28, 2010 pursuant to which Foreman was appointed as NationsHealth’s exclusive spokesman for core diabetic supplies and Foreman granted NationsHealth an exclusive worldwide license to use the Foreman name, likeness, image and signature in connection with advertising to promote the core diabetic supplies.  Ventures recognized licensing fees and royalties of $50,000 for the nine months ended September 30, 2010.

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

Financial Position

At September 30, 2010, the Company had $163,841 in cash and cash equivalents compared to $99,059 at December 31, 2009.  The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures LLC, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes.

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

Results of Operations

REVENUE  Revenue for the three and nine months ended September 30, 2010 was $145,210 and $387,677, respectively.  Revenue during the three and nine months ended September 30, 2010 consisted of sales of therapeutic footwear by Instride Ventures of $19,620 and $59,630, and licensing fees earned from Ufood and NationsHealth of $125,590 and $328,047, respectively. Revenue for the three and nine months ended September 30, 2009 was $160,833 and $477,112, respectively.  Revenue during the three and nine months ended September 30, 2009 consisted of sales of therapeutic footwear by Instride Ventures of $24,670 and $74,885, and licensing fees earned from Ufood and Northern Foods of $136,163 and $402,227, respectively. The licensing agreement with Northern Foods expired in September 2009 and the licensing agreement with NationsHealth was signed in May 2010.

COST OF GOODS SOLD For the three and nine months ended September 30, 2010 cost of goods sold were $11,043 and $30,182, respectively, related to purchases of the footwear sold through InStride Ventures' supply agreements.  For the three and nine months ended September 30, 2009 cost of goods sold were $3,564 and $24,639, respectively, related to purchases of the footwear sold through InStride Ventures' supply agreements.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three and nine months ended September 30, 2010, selling general and administrative expenses primarily consisted of  payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling general and administrative expenses were $293,154 for the nine months ended September 30, 2010 and $417,981 for the nine months ended September 30, 2009.  The Company's selling general and administrative expenses decreased by $124,827 for the nine months ended September 30, 2010 compared to last year as a result of reduced consulting fees paid to Mr. Foreman of $30,000, a $8,131 decrease in insurance costs, and a $92,000 decrease in payroll and related expenses due to the agreement the Company and Ventures entered into with George Foreman and GFPI on May 28, 2010, which restructured the contractual rights and obligations of the parties.  As a result of this agreement any payroll and consulting fees due to Foreman were waived.  Selling general and administrative expenses were $86,476 for the three months ended September 30, 2010 and $120,536 for the three months ended September 30, 2009.  The Company's selling general and administrative expenses decreased by $34,060 for the three months ended September 30, 2010 compared to last year as a result of a decrease in payroll and related expenses due to the agreement the Company and Ventures entered into with George Foreman and GFPI on May 28, 2010, which restructured the contractual rights and obligations of the parties.  As a result of this agreement any payroll and consulting fees due to Foreman were waived.

              OTHER INCOME(EXPENSE)   Other income(expense) for the nine months ended September 30, 2010 was $(120,482), compared to $(486,071) for the nine months ended September 30, 2009.  Other income(expense) included $50,454 of gains in marketable securities from the sale of Ufood shares compared to $(123,740) in holding losses on the Ufood shares for the nine months ended September 30, 2009.  Interest expense was $104,023 for the nine months ended September 30, 2010, compared to $62,663 for the nine months ended September 30, 2009 as the Company began accruing interest at the default interest rate of 15% Promissory Notes during March 2010. The non-default interest rate on the Notes is 8%. Interest expense on amortization on discount of the notes was $67,000 for the nine months ended September 30, 2010 compared to $300,000 for the nine months ended September 30, 2009 as the notes matured in March 2010.  Other income (expense) for the three months ended September 30, 2010 was $4,216, compared to $(282,740) for the three months ended September 30, 2009.  Other income for the three months ended September 30, 2010 included $41,660 of gains in marketable securities from the sale of Ufood shares compared to $(162,411) in holding losses on the Ufood shares for the three months ended September 30, 2009.  Interest expense was $37,500 for the three months ended September 30, 2010, compared to $20,333 for the three months ended September 30, 2009 as the Company began accruing interest at the default interest rate of 15% Promissory Notes during March 2010. The non-default interest rate on the Notes is 8%. Interest expense on amortization on discount of the notes $100,000 for the three months ended September 30, 2009 but no such amortization was recorded for the three months ended September 30, 2010 as the notes matured in March 2010.

Liquidity and Capital Resources

The Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date.  These factors create an uncertainty about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $41,831 for the nine months ended September 30, 2010.  This was the result of the Company’s net loss of $56,141, deferred royalties recognized from Ufood of $266,059, gains on Ufood shares of $50,454, and an increase in prepaid expenses and other current assets of $13,232, offset by amortization on discount of the notes of $67,000, an increase in accounts payable and accrued expenses of $169,867, a decrease in accounts receivable of $16,188, and an increase in interest payable of $91,000.  Net cash used in operating activities was $208,355 for the nine months ended September 30, 2009.  This was the result of a net loss of $451,579, licensing fees recognized from Ufood and Northern Foods of $389,327, payment of the lease obligation of $102,566, and an increase in prepaid expenses and other current assets of $6,088, offset by amortization on discount of the notes of $300,000, a decrease in accounts receivable of $64,015 mainly due to a payment received from Z-Trim, unrealized holding gains on Ufood shares of $123,740, and an increase in accounts payable and accrued expenses of $251,466.

Net cash provided by investing activities was $73,371 and $152,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, Ventures sold 286,451 shares of Ufood stock to generate cash for working capital.  During the nine months ended September 30, 2009, the Company used the proceeds of a matured time deposit to satisfy its lease obligation.

Net cash provided by (used in) connection with financing activities was $33,242 and $(6,771) for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the Company accrued $37,500 in management fees due to JMI. For the nine months ended September 30, 2009 the Company paid down its related party payable balance. The Company purchases its therapeutic footwear from InStride Shoes, one of our joint venture partners in InStride Ventures LLC.

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

At September 30, 2010, the Company had $163,841 in cash and cash equivalents compared to $99,059 at December 31, 2009.  There is an uncertainty about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010, based on the material weakness described below.

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