Form 10-K
period 2010-12-31
George Foreman Enterprises Inc
filed 2011-08-26
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010, or

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

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

GEORGE FOREMAN ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

George Foreman Enterprises, Inc. (referred to in this report as "we" or the "Company") is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (this "Report"). The Company is delinquent in compliance with its reporting obligations with the Securities and Exchange Commission (the "SEC").  The filing of this Report is part of the ongoing process to bring the Company in compliance with its reporting obligations under the rules and regulations of the SEC.

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

On August 15, 2005 the Company and Ventures, entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI," and, collectively with George Foreman, "Foreman") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures.  In exchange, Mr. Foreman and GFPI were issued membership interests in Ventures.  These membership interests were, at GFPI and Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company on May 28, 2010.  In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued two shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board").  The trust, as holder of such Series A Preferred Stock, elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board.  On May 28, 2010, George Foreman and George Foreman Jr. resigned as directors and waived all rights to the preferred stock which was then cancelled by the Company.

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

Foreman and GFPI Parties agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement and any amounts due to them.  Foreman and George Foreman Jr. resigned from the Company’s board of directors immediately upon the execution of this agreement.  George Foreman Jr. and George Foreman III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts.  As a result of this waiver by George Foreman Jr. and George Foreman III, George Foreman Management Inc. recognized forgiveness of indebtedness of $68,621. When these rights were waived, the Company reclassified the elimination of the $68,621 payroll accrual to additional paid-in capital.

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

The Company’s current revenues are derived from the sale of diabetic shoes in InStride Ventures as well as shares of stock and quarterly royalty payments received by Ventures from UFood.  There is also the potential of additional revenue to be received as a result of our agreement with NationsHealth. But to date, Ventures has only received the initial lead income from NationsHealth in accordance with the terms of Ventures’ agreement with NationsHealth.  At December 31, 2010, the Company had $170,996 in cash and cash equivalents compared to $99,059 at December 31, 2009.  There is an uncertainty about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  We also acquire our inventory from our business partner and then resell it.  During the twelve months ended December 31, 2010, InStride Ventures recognized $84,143, of sales as a result of its agreement to supply therapeutic footwear using the name and likeness of George Foreman.  About two-thirds of our sales recognized by InStride Ventures in 2010 were from one customer. This concentration of sales to one customer is consistent with prior years.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name UFood Restaurant Group, Inc ("UFood").  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of UFood as part of the transaction. Ventures recognized licensing fees and royalties of $378,398 for the twelve months ended December 31, 2010.  As of August 23, 2011, Ventures had disposed of 745,933 UFood shares and had 625,224 UFood shares remaining.  The value of the UFood shares owned by Ventures based on the August 23, 2011 market price was $100,036.

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

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management"). As of December 31, 2010, Foreman Management had two part-time employees.  These employees also perform services for other entities.

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

The Company failed to file on a timely basis its Annual Reports on Form 10-K for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, and its Quarterly Reports on Form 10-Q for each of the three quarters of 2010 and for the first and second quarters of 2011 on account of its severe cash shortage.  The filing of this Form 10-K evidences the determination of our management to take steps to bring the Company in compliance with its reporting obligations under the rules and regulations of the Securities and Exchange Commission, however no assurance can be given as to the timing or ultimate success of these efforts.

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

	High Bid	Low Bid

2009 Quarterly Period

First Quarter	$0.20	$0.05

Second Quarter	$0.05	$0.02

Third Quarter	$0.05	$0.02

Fourth Quarter	$0.05	$0.02

2010 Quarterly Period

First Quarter	$0.05	$0.03

Second Quarter	$0.10	$0.03

Third Quarter	$0.85	$0.10

Fourth Quarter	$1.80	$0.57

On August 23, 2011, the last sale price of our common stock in the pink sheets was $0.77 per share.

Recent Sales of Unregistered Shares.

On August 15, 2005, as consideration for the assignment of certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, Foreman was issued membership interests in Ventures, which membership interests will be exchangeable into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company.  Additionally, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Board.  The membership interests and the Series A Preferred Stock were issued in private transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.  The membership interests were exchanged, at Foreman's option, into shares of the Company's common stock on May 28, 2010, at an exchange rate determined in accordance with the provisions of an investor rights agreement by and among the Company and Ventures, on the one hand, and Mr. Foreman and GFPI on the other hand.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The Company's net sales were $512,541 for the year ended December 31, 2010. Sales were derived from UFood ($378,398), NationsHealth ($50,000), and Instride Ventures ($84,143). The cost of sales was $37,376 related to Instride Ventures' therapeutic footwear.  The Company's net sales were $595,914 for the year ended December 31, 2009. Sales were derived from UFood ($348,032), Northern Foods ($142,312), and Instride Ventures ($105,570). The cost of sales was $42,929 related to Instride Ventures' therapeutic footwear.  As part of the NationsHealth Agreement signed on May 28, 2010, both Ventures and Foreman will share qualified lead income received from NationsHealth in addition to 10% of the net profits derived from the value of diabetic supplies.  The Company's licensing agreement with Northern Foods expired in September 2009.

Selling, general and administrative expenses were $360,886 for the year ended December 31, 2010, compared to $539,224 for the year ended December 31, 2009. Selling, general and administration expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling, general and administrative expenses decreased by approximately $178,000 compared to last year as a result of reduced payroll and consulting fees. Consulting fees were about $30,000 higher for the year ended December 31, 2009. As a result of the May 28, 2010 agreement between Ventures and Foreman and GFPI, Foreman agreed to waive any consulting fees due to him. Also, George Foreman, Jr. and George Foreman, III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts. This was the primary reason payroll costs were about $155,000 lower in 2010 compared to 2009.

Other expense for the years ended December 31, 2010 and December 31, 2009 was $107,843 and $684,339, respectively. Included in other income(expense) for the year ended December 31, 2010 is interest expense of $141,547 as the Company accrued interest on the convertible notes issued in March 2008 at the default rate of 15% and interest expense on amortization on discount of those same notes of $67,000. Ventures recorded gains on the sale of UFood shares of $100,566 during the year ended December 31, 2010. For the year ended December 31, 2009, interest expense was $82,663 and interest expense on amortization of the notes was $400,000. George Foreman, Jr. and George Foreman, III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts.  Also included in other expenses for the year ended December 31, 2009 are holding losses on the UFood shares of $147,018 and realized losses on the sale of the Z-Trim securities of $55,000. Included in other income(expense) for the year ended December 31, 2010 and 2009 is interest income on money market accounts of $138 and $342, respectively.

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

Liquidity and Capital Resources

Net cash used in operating activities was $111,719 for the year ended December 31, 2010.  The cash used resulted from the amortization of deferred royalties of $362,362, and gains on the sale of UFood shares of $100,566, offset by net earnings of $6,436, a decrease in accounts receivable of $18,693, an increase in accounts payable and accrued expenses of $150,080, an increase in interest payable of $109,000, and the amortization of discounted notes of $67,000.

Net cash provided by investing activities was $143,349 for the year ended December 31, 2010.  This was the result of proceeds from the sale of UFood shares of $143,349.

Net cash provided by financing activities was $40,307 for the year ended December 31, 2010.  This was due to net proceeds received from related parties.

At December 31, 2010, the Company had $170,996 in cash and cash equivalents compared to $99,059 at December 31, 2009.  On March 7, 2008 and March 31, 2008, the Company sold Notes in the aggregate principal amount of $1,000,000.  The Company does not believe that its existing cash and cash equivalents are sufficient to satisfy its current obligations. The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures LLC, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes.  To the extent that management of the Company develops the Foreman brand, it may have a significant impact on our liquidity.

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

For the year ended December 31, 2010, we derived approximately 74% of our consolidated revenues from UFood and 10% from both ShopKo Stores and NationsHealth.  Furthermore, our agreement with UFood expires in June 2011, which will significantly decrease our revenues going forward.  The success of the NationsHealth agreement is dependent on NationsHealth’s ability and desire to promote their core diabetic supplies. The Company is contemplating possible test marketing of the LifeShake but our cash shortage may limit our marketing ability. That being said, there are no apparent leads for additional revenue in the short or long term.

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

We have a history of net losses and negative cash flows from operations and the remaining cash available at December 31, 2010 is $170,996. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  We cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations.  The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results.  Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Madsen & Associates, CPA's Inc.

684 East Vine Street

Murray, UT 84107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
George Foreman Enterprises, Inc.
Wilkes-Barre, PA  18702

We have audited the accompanying consolidated balance sheets of George Foreman Enterprises, Inc. (collectively, the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, deficiency and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2010 and 2009 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of December 31, 2010, current liabilities exceeded current assets by $1.9 million and had a stockholders’ deficiency of approximately $1.8 million.  These factors and others described in Note 3 raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Madsen & Associates, CPA's Inc.
Madsen & Associates, CPA's Inc.

August 22, 2011

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$170,996	$99,059
Accounts receivable, less allowance for doubtful accounts of $1,100 at December 31, 2010 and 2009	20,641	39,334
Prepaid expenses and other current assets	25,000	25,000
Marketable securities, at amortized cost	94,333	91,410
Total assets	$310,970	$254,803

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$825,121	$743,662
Deferred royalties, current portion	176,396	339,509
Accrued interest payable	113,208	4,208
Related party payables	136,063	95,756
Convertible notes payable, net of discount	1,000,000	933,000
Total current liabilities	2,250,788	2,116,135

Contingent liability	-	1,000,000
Deferred royalties, net of current portion	-	153,543
Total liabilities	2,250,788	3,269,678

Deficiency:

Series A Preferred Stock, $0.01 par value, 2 shares authorized at December 31, 2010, and 2 shares authorized, issued and outstanding at December 31, 2009	-	30,000
Common stock, $0.01 par value, 25,000,000 shares authorized; 5,158,197 issued and outstanding at December 31, 2010; 3,358,444 issued and outstanding at December 31, 2009	51,583	33,585
Additional paid-in capital	188,745,120	186,393,716
Accumulated deficit	(190,648,785)	(190,651,923)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries Stockholders' Deficiency	(1,943,615)	(4,286,155)
Non-controlling interest	3,797	1,271,280
Total deficiency	(1,939,818)	(3,014,875)
Total liabilities and deficiency	$310,970	$254,803

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Year Ended December 31
	2010	2009
Sales	$512,541	$595,914

Costs and expenses:
Cost of goods sold	37,376	42,929
Selling, general and administrative	360,886	539,224
Total costs and expenses	398,262	582,153

Income from operations	114,279	13,761

Other income/(expense):
Other than temporary impairment and realized gains (losses) on marketable securities	100,566	(202,018)
Interest income	138	342
Accretion of interest expense on amortization on discount of notes	(67,000)	(400,000)
Interest expense	(141,547)	(82,663)
Total other income/(expense)	(107,843)	(684,339)

Net earnings (loss)	6,436	(670,578)

Less: Net earnings attributable to non-controlling interest	(3,298)	(60,667)

Net earnings (loss) attributable to George Foreman Enterprises, Inc. and Subsidiaries	$3,138	$(731,245)

Net earnings (loss) per common share - basic	$0.00	$(0.22)

Net earnings (loss) per common share - diluted	$0.00	$(0.22)

Weighted average common shares outstanding – basic	4,644,984	3,358,444

Weighted average common shares outstanding – diluted	5,444,984	3,358,444

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficiency

For the Years Ended December 31, 2010 and 2009

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Non- Controlling interest	Total

Balance at January 1, 2009	33,585	$30,000	$186,393,716	$(189,920,678)	$(91,533)	$1,210,613	$(2,344,297)

Net loss				(731,245)		60,667	(670,578)

Balance at December 31, 2009	33,585	$30,000	186,393,716	(190,651,923)	$(91,533)	1,271,280	(3,014,875)

Common shares issued	17,998		(17,998)				-

Preferred shares cancelled		(30,000)	30,000				-

Waiver of contingent liability			1,000,000				1,000,000

Forgiveness of debt			68,621				68,621

Exchange of membership interest in subsidiary			1,270,781			(1,270,781)	-

Net income				3,138		3,298	6,436

Balance at December 31, 2010	$51,583	$-	$188,745,120	$(190,648,785)	$(91,533)	$3,797	$(1,939,818)

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended December 31
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net earnings (loss)	$6,436	$(670,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred royalties	(362,362)	(474,204)
Amortization of discounted notes	67,000	400,000
Other than temporary impairment and realized (gains) losses on marketable securities	(100,566)	202,018
Changes in operating assets and liabilities:
Accounts receivable	18,693	97,693
Accrued interest receivable	-	1,984
Prepaid expenses and other current assets	-	6,512
Accounts payable and accrued expenses	150,080	328,857
Accrued interest payable	109,000	-
Lease obligation	-	(102,566)
Net cash used in operating activities	(111,719)	(210,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	143,349	35,000
Proceeds from a matured time deposit	-	152,000
Net cash provided by investing activities	143,349	187,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of related party payable	50,000	19,399
Payment of related party payable	(9,693)	-
Net cash provided by financing activities	40,307	19,399

Net increase (decrease) in cash and cash equivalents	71,937	(3,885)
Cash and cash equivalents at beginning of period	99,059	102,944
Cash and cash equivalents at end of period	$170,996	$99,059

Supplemental disclosure of non-cash investing and financing activities,
Waiver of contingent liability	$1,000,000	$-
Forgiveness of debt from related party	$68,621	$-
Investment in common stock in exchange for deferred royalties	$45,705	$30,470

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$32,547	$82,663

See accompanying notes to these consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	ORGANIZATION

THE COMPANY

The consolidated financial statements include the accounts of George Foreman Enterprises, Inc, its wholly-owned subsidiary, George Foreman Management, Inc. ("the Company"), and its previously majority-owned subsidiary, George Foreman Ventures, LLC ("Ventures"), which became wholly-owned on May 28, 2010.  G-Nutritional, Inc. is a wholly-owned subsidiary of Ventures through which a majority ownership position in Vita Ventures, LLC was acquired.  Ventures also acquired a majority ownership position in InStride Ventures, LLC.  The Company was formed in Delaware in April 1996.  The Company’s operations are derived from licensing agreements and royalties received from the right to use the George Foreman name.

On August 15, 2005, the Company and Ventures entered into a series of agreements with George Foreman and George Foreman Productions, Inc. ("GFPI") pursuant to which, among other things, Mr. Foreman assigned certain trademarks and rights to the name, image, signature, voice, likenesses, caricatures, sobriquets, and all other identifying features and indicia of Mr. Foreman to Ventures, and GFPI agreed to furnish the personal services of Mr. Foreman to Ventures.  In exchange, Mr. Foreman and GFPI were issued a 15% membership interest in Ventures.  These membership interests were, at GFPI and Mr. Foreman's option, exchanged into approximately thirty-five percent (35%), or 1,799,753 shares, of the fully-diluted shares of common stock of the Company on May 28, 2010. By exchanging these membership interests, Mr. Foreman and GFPI’s non-controlling interest of the Company was eliminated. The only remaining non-controlling interests are the 49.9% non-controlling members of InStride Ventures, LLC and Vita Ventures, LLC.  In addition, a trust of which George Foreman, Jr. and George Foreman III are the trustees was issued two shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board").  The trust, as holder of such Series A Preferred Stock, has elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board.  On May 28, 2010, George Foreman and George Foreman Jr. resigned as directors and waived all rights to the shares of preferred stock which was then cancelled by the Company.

As part of the May 28, 2010 agreement, Mr. Foreman agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement. See Note 14 for further information.  George Foreman Jr. and George Foreman III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts.  The parties agreed to terminate the Services and Assignment Agreements and all of the rights and obligations of the parties thereunder.  The Company, Ventures, and each of the respective Affiliates agreed to cease and desist from any and all uses of, and shall not use, the Foreman Indicia, the Indicia Rights and/or the Marks, subject only to the licenses previously provided to Ventures for the use of the Foreman Indicia, the Indicia Rights, the Materials and/or the Marks solely in connection with and for the purpose of complying with and/or exercising its contractual rights, representations, commitments and obligations under the Ventures’ License Agreements.

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

Foreman and GFPI Parties agreed to waive any right to receive shares of preferred stock pursuant to the Registration Rights Agreement (see Note 14) and any amounts due to them.  Foreman and George Foreman Jr. resigned from the Company’s board of directors immediately upon the execution of this agreement.  George Foreman Jr. and George Foreman III, former employees of the Company, agreed to waive any right to receive any amounts due to them under their employment contracts.  As a result of this waiver by George Foreman Jr. and George Foreman III, George Foreman Management Inc. recognized forgiveness of indebtedness of $68,621. When these rights were waived, the Company reclassified the elimination of the $68,621 payroll accrual to additional paid-in capital

Ventures entered into another Agreement with Foreman and United States Pharmaceutical Group, LLC (d/b/a NationsHealth) (“NationsHealth”) on May 28, 2010 pursuant to which Foreman was appointed as NationsHealth’s exclusive spokesman for core diabetic supplies and Foreman granted NationsHealth, through the Agreement with Ventures, an exclusive worldwide license to use the Foreman name, likeness, image and signature in connection with advertising to promote the core diabetic supplies.  As part of the Agreement, both Ventures and Foreman will share qualified lead income received from NationsHealth in addition to 10% of the net profits derived from the value of diabetic supplies

3.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has liabilities in excess of its assets, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at December 31, 2010 is $170,996. These factors create substantial doubt about the Company's ability to continue as a going concern.  Management of the Company is developing a plan to meet the Company's long-term cash needs.  The ability of the Company to continue as a going concern is dependent on the plan's success.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 7, 2008, the Company sold 8% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $800,000 (see Note 15 below).  The Notes are convertible into units of the Company at a conversion price of $2.50 per unit, subject to adjustment.  Each unit consists of one share of the Company’s common stock, par value $0.01 and one common stock purchase warrant, exercisable at a price of $3.00 per share, subject to adjustment.  The proceeds from these transactions have been used to fund working capital.  The buyers of the Notes included two entities that are controlled by Seymour Holtzman.  Mr. Holtzman was a director, chief executive officer and co-chairman of the board of directors of the Company until November 8, 2010.  The buyers also included Jeremy Anderson, the chief financial officer of the Company.

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

MARKETABLE SECURITIES

The Company generally classifies its equity securities as “available for sale” and, accordingly, reflects unrealized gains and losses, net of deferred income taxes, as a component of accumulated other comprehensive income (loss).  The Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value.  During the years ended December 31, 2010 and 2009, the Company recorded impairment charges of $-0- and $147,018, respectively, related to certain of its investments.

REVENUE RECOGNITION

The Company recognized revenue in accordance with the guidance contained in ASC 605, (“Revenue Recognition”).  Revenue is recognized from earnings from license fee arrangements for use of the George Foreman name.  Revenues are recognized on a straight-line basis over the life of the contracts.  Any unearned portion of the license fees received are recorded as deferred royalties on the Company’s consolidated balance sheet.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and stock warrants to purchase shares of the Company's common stock as of December 31, 2010 and 2009, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the years ended December 31, 2010 and 2009, there were 1,515,000 potential common shares outstanding.

The weighted average shares outstanding used in the computation of basic and diluted earnings (loss) per share are as follows:

	2010	2009
Weighted average shares outstanding - basic	4,644,984	3,358,444

Potential common shares	800,000	-

Weighted average shares - diluted	5,444,984	3,358,444

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has published an update to the accounting guidance on fair value measurements and disclosures as it relates to investments in certain entities that calculate net asset value per share (or its equivalent). This accounting guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments, about the attributes of investments included within the scope of this update. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

5.	FAIR VALUE MEASUREMENT

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

As of December 31, 2010, the Company held certain financial assets that are measured at fair value on a recurring basis.  These consisted of cash and cash equivalents and investments in marketable securities.  The fair value of the cash and cash equivalents and marketable securities is determined based on quoted market prices in public markets and is categorized as Level 1.  The Company does not have any financial assets measured at fair value on a recurring basis as Level 2 or Level 3 and there were no transfers in or out of Level 1, Level 2 or Level 3 during the year ended December 31, 2010.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

	Assets at Fair Value as of December 31, 2010 and
	'December 31, 2009
		Quoted Prices
		in
		Active	Significant	Significant
		Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$170,995	$170,995	$-	$-
Available for sale marketable securities	94,333	94,333	-	-
Total	$265,328	$265,328	$-	$-

December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$99,059	$99,059	$-	$-
Available for sale marketable securities	91,410	91,410	-	-
Total	$190,469	$190,469	$-	$-

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

The Company has other financial instruments, such as receivables, accounts payable and other liabilities, notes payable and customer deposits, which have been excluded from the tables above.  Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities, notes payable and customer deposits approximate their fair values.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2010.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2010 and 2009 were $25,000, respectively.  These balances represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

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

This nonmonetary exchange was accounted for under FASB ASC 505-50-30-18, “Equity-Based Payments to Non-Employees” (“ASC 505-50-30-18”).  Under ASC 505-50-30-18 the 450,000 shares of Ufood (formerly known as KnowFat) common stock was recorded at the estimated fair value of $513,000 at the date of vesting. On June 12, 2008, an additional 304,702 shares of Ufood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $588,075 on the vesting date.  On June 12, 2009, an additional 152,351 shares of Ufood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $30,470 on the vesting date.  On June 12, 2010, an additional 152,351 shares of Ufood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $45,705 on the vesting date.  As the remaining shares vest in accordance with the terms of the agreement, they will also be recorded at their then estimated fair value.
During the year ended December 31, 2010, the Company sold the 534,788 shares of Ufood common stock for $143,349 and recorded a realized gain of $100,566 which is included in the Company’s consolidated statement of operations for the year ended December 31, 2010. During the year ended December 31, 2009, the Company sold the three million shares of Z-Trim common stock for $35,000 and recorded a realized loss of $55,000 which is included in the Company’s consolidated statement of operations for the year ended December 31, 2009.

The investment in common stock of KnowFat is accounted for in accordance with FASB ASC 320, "Investments - Debt and Equity Securities", and classified as an available-for-sale security.  As of December 31, 2010 and 2009, the Company owned 760,194 and 1,142,631 shares, with an amortized fair value of $94,333 and $91,410, respectively.  During the year ended December 31, 2009, the Company recorded impairment charges of $147,018, as the Company determined the investment was deemed to be other-than-temporarily impaired.

8.	PREFERRED SHARES

A trust of which George Foreman, Jr. and George Foreman III are the trustees was issued two shares of the Company's Series A Preferred Stock, which shares entitle the holders thereof, voting separately as a class, to elect two (2) members of the Company's Board of Directors (the "Board").  The trust, as holder of such Series A Preferred Stock, had elected George Foreman and George Foreman, Jr. to serve as its designated directors on the Board.  On May 28, 2010, George Foreman and George Foreman Jr. resigned as directors and waived all rights to shares of the preferred stock which was then cancelled by the Company.

9.	DEFERRED ROYALTY REVENUES

Deferred revenues include the unearned portion of licensing fees from Ufood (formerly known as KnowFat) amounting to $1,177,250, net of $1,000,854 recognized as revenue through December 31, 2010, to be recognized on a straight-line basis over the four-year term of the contract.  Deferred revenues include the unearned portion of licensing fees from Ufood amounting to $1,131,545, net of $638,493 recognized as revenue through December 31, 2009, to be recognized on a straight-line basis over the four-year term of the contract.  As future shares of Ufood vest (see Note 7), their fair value will be deferred and recognized over the remaining term of the contract.

10.	SHARE-BASED COMPENSATION

The Company records compensation expense in its consolidated statement of operations related to employee stock-based options.  For the years ended December 31, 2010 and 2009, no options were granted and the Company did not use any cash to settle any equity instruments granted under share based arrangements.

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

Option activity during the years ended December 31, 2010 and 2009 is as follows:

	2010			2009
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	715,000	$3.13	$-	715,000	$3.13

Options granted	-	-	-	-	-

Options canceled or expired	-	-	-	-	-

Outstanding at end of year	715,000	$3.13	$-	715,000	$3.13

Exercisable at end of year	715,000	$3.13	$-	715,000	$3.13

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/10	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/10	Weighted- Average Exercise Price
$1.08	215,000	4.63	$1.08	215,000	$1.08
$3.64	10,000	5.25	$3.64	10,000	$3.64
$3.80	370,000	4.88	$3.80	370,000	$3.80
$4.72	120,000	5.00	$4.72	120,000	$4.72
	715,000	4.83	$3.13	715,000	$3.13

On July 30, 2003 the Company changed from a stock/option based compensation plan to a cash-based compensation plan for directors. Independent directors are entitled to receive $7,500 on being appointed and $7,500 as an annual retainer upon the anniversary of their appointment.  Each independent director is entitled to a payment of $1,000 for each board or committee meeting he attends; the chairperson of a committee will receive $2,000 per meeting. There are currently no independent directors.

The Company issued 400,000 common stock purchase warrants in connection Convertible Notes payable sold on March 7 and March 31, 2008 (see Note 15 below).  These warrants are exercisable at a price of $3.00 per share.

11.	INCOME TAXES

At December 31, 2010, the Company had net operating loss carry-forwards of $96.7 million.  The timing and manner in which the remaining operating loss carry-forwards may be utilized in any year will be limited to the Company's ability to generate future earnings and by limitations imposed due to change in ownership.  Current net operating loss carry-forwards will expire principally in the years 2021 through 2030.  As the Company has not generated any significant operating revenues during recent years and no assurance can be made of future earnings, a valuation allowance in the amount of the deferred tax asset has been recorded.  The change in the valuation allowance was $(225,000) in 2010 and $53,000 in 2009. There was no current or deferred provision for income taxes for the years ended December 31, 2010 and 2009.

Substantial changes in the Company’s ownership have occurred, and therefore there is an annual limitation of the amount of the Company’s net operating loss carry forward which can be utilized under Section 382. The remainder of the net operating loss carry-forward also likely might effectively be obviated if certain future events were to occur that would invoke additional Section 382 provisions.  Future use of the net operating loss carry-forward therefore is extremely speculative and should not be presumed absent extensive analysis of the complex Section 382 provisions.

Net deferred tax assets consist of:

	December 31,
	2010	2009

Deferred tax assets

Intangible assets - trade name	$713,000	$661,000

Net operating loss carry-forward	36,161,000	36,438,000

Deferred tax assets before valuation allowance	36,874,000	37,099,000

Less valuation allowance	(36,874,000)	(37,099,000)

Net deferred tax assets	$-	$-

The Company has not paid any income taxes since its inception.

The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes due to the effects of the following:

	2010	2009
Expected federal tax benefit at federal statutory tax rate	$(45,000)	$(46,000)
Expected state benefit, net of federal benefit	(7,000)	(7,000)
Increase in valuation allowance	52,000	53,000
	$-	$-

The Company believes it is not more likely than not that the net operating loss carry-forward will be utilized in the future. Consequently, the Company has provided valuation allowances of $36,874,000 and $37,099,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

The Company believes there are no potential uncertain tax positions and all tax returns are correct as filed.  Should the Company recognize a liability for uncertain tax positions; the Company will separately recognize the liability for uncertain tax positions on its balance sheet.  Included in any liability for uncertain tax positions, the Company will also record a liability for interest and penalties.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.

12. NON-CONTROLLING INTEREST

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

The following table sets forth the non-controlling interest balances and the changes in these balances attributable to the non-controlling investors’ interests:

	December 31,
	2010	2009
Balance at the beginning of the period	$1,271,280	$1,210,613

Exchange of membership interest in subsidiary	(1,270,781)	-

Non-contolling interest share of income (loss)	3,298	60,667

Balance at the end of the period	$3,797	$1,271,280

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

13. RELATED PARTY TRANSACTIONS

Included in related party payables at December 31, 2010 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $3,563, unpaid Director’s fees of $7,500, and unpaid management fees to Jewelcor Management Inc. (“JMI”) of $125,000.  Included in related party payables at December 31, 2009 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $10,832, unpaid Director’s fees of $7,500, unpaid management fees to Jewelcor Management Inc. (“JMI”) of $75,000, and smaller amounts totaling $2,424 owed to other related parties.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains JMI for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, the Company's former Co-Chairman of the Board and Chief Executive Officer, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

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

15. CONVERTIBLE NOTES PAYABLE

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

The convertible debentures were issued in accordance with ASC 470-20, “Debt with Conversion and Other Options”.  The Company calculated the value of the beneficial conversion feature embedded in the convertible notes.  In accordance with ASC 470-20, convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt.  The debt component represents the Company’s liability for interest coupon payments and redemption amounts.  The embedded derivative represents the value of the warrant that debtholders have to convert into ordinary shares of the Company.  The debt component of the convertible note is measured at amortized cost and therefore increases, with a corresponding charge to finance cost-other than interest.  The debt component decreases by the cash interest coupon payments made.  The beneficial conversion feature is a discount against the debt and the value to the warrants increases additional paid-in capital.

Convertible debt as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Notes payable	$1,000,000	$1,000,000

Discount on notes payable net of amortization	-	(67,000)
	1,000,000	933,000
Less: Current portion	(1,000,000)	(933,000)
	$-	$-

For the years ended December 31, 2010 and 2009, the Company recorded interest expense of $141,547 and $82,663, respectively.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010, based on the material weakness described below.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing  and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15 (f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  In making this assessment we used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the COSO.  Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to material weaknesses in the controls, as discussed above.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information regarding the directors and executive officers of the Company.

Name	Age	Position

Chuck Gartenhaus	38	Director, Chairman of the Board and President
John Swatek	46	Director and Senior Vice President
Jeremy Anderson	41	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission.  Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2010, its executive officers, directors and greater than 10% stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

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

The following table sets forth certain compensation information for the following individuals for the two most recently completed fiscal years ended December 31, 2010 and 2009.  None of the outstanding options were repriced or modified in the last fiscal year.  There are no outstanding grants as of December 31, 2010.  No other compensation was paid to our named executive officers other than the compensation set forth below.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation (4) (g)	Nonqualified Deferred Compensation Earnings	All other compensation ($) (i)	Total ($) (j)
Chuck
Gartenhaus, CEO
and Chairman of	2010	$0						$2,833	$2,833
the Board (1)

John Swatek,
Senior Vice	2010	$0						$2,000	$2,000
President (2)

Seymour
Holtzman, CEO	2010	$0	—	—	—	—	—	—	$0
and Co-Chairman	2009	$0	—	—	—	—	—	—	$0
of the Board (3)

George Foreman,
Co-Chairman of	2010	$0	—	—	—	—	—	—	$0
the Board (4)	2009	$50,000	—	—	—	—	—	—	$50,000

Efrem Gerszberg,
President (5)	2010	$0	—	—	—	—	—	—	$0
	2009	$0	—	—	—	—	—	—	$0

George Foreman,
Jr., Sr Executive	2010	$0	—	—	—	—	—	—	$0
Vice President (6)	2009	$0	—	—	—	—	—	—	$0

Jeremy Anderson,
CFO (7)	2010	$0	—	—	—	—	—	—	$0
	2009	$0	—	—	—	—	—	—	$0

Notes to summary compensation table:

(1)	Mr. Gartenhaus was appointed Director, Chief Executive Officer and President on November 5, 2010. Mr. Gartenhaus is paid for his services to the Company by at a base fee of $34,000 per year.

(2)	Mr. Swatek was appointed Director and Senior Vice President on November 5, 2010. Mr. Swatek is paid for his services to the Company by at a base fee of $24,000 per year.

(3)
Mr. Holtzman was a member of the Company's Board of Directors and Chairman of the Board from January 2001 until his resignation on November 8, 2010.  Mr. Holtzman was appointed Chief Executive Officer on May 19, 2004.  As of January 1, 2006, Mr. Holtzman was paid for his services to the Company by Foreman Management at a base salary of $100,000 per year through July 2008.

(4)
Mr. Foreman was Co-Chairman of the Board of the Company from August 15, 2005 until his resignation on May 28, 2010.  As of August 15, 2005, Ventures entered into a services agreement to pay Mr. Foreman $120,000 per year payable in monthly installments.  These installment payments were made through March 2009.

(5)
Mr. Gerszberg was appointed President on May 19, 2004 and served in such capacity until his resignation on February 28, 2010.  Since January 1, 2006, Mr. Gerszberg was paid for his services to the Company by Foreman Management at a base salary of $150,000 per year through July 2008.

(6)
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

(7)
Mr. Anderson was appointed Chief Financial Officer on August 16, 2004.  As of January 1, 2006, Mr. Anderson was paid for his services to the Company by Foreman Management at a base salary of $75,000 per year through July 2008.  Mr. Anderson does not currently have an employment agreement with the Company or Foreman Management.

Outstanding Equity Awards at Fiscal Year End

None of the Named Executive Officers exercised any stock options during 2010.

	Option awards
	No. of Securities Underlying Unexercised Options at FY-End (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Name (a)	Exercisable (b)	Unexercisable (c)
Chuck Gartenhaus	0	0	0	N/A	N/A
John Swatek	0	0	0	N/A	N/A
Seymour Holtzman	240,500	0	0	$3.80	11/15/2015
George Foreman	129,500	0	0	$3.80	11/15/2015
George Foreman, Jr.	7,500	0	0	$1.08	8/15/2015
	50,000	0	0	$4.72	12/27/2015
Efrem Gerszberg	145,000	0	0	$1.08	8/15/2015
	20,000	0	0	$4.72	12/27/2015
Jeremy Anderson	8,000	0	0	$1.08	8/15/2015

	Stock awards
Name (a)	Number of shares or units or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Chuck Gartenhaus	0	0	0	0
John Swatek	0	0	0	0
Seymour Holtzman	0	0	0	0
George Foreman	0	0	0	0
George Foreman, Jr.	0	0	0	0
Efrem Gerszberg	0	0	0	0
Jeremy Anderson	0	0	0	0

Currently, no plans provide for retirement benefits and there are no contracts or arrangements that provide for payment upon termination or change of control.

Director Compensation

Name (a)	Fees earned or paid in cash (b)	Stock awards($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All other compensation ($) (g)	Total ($) (h)
Jesse Choper	$7,500	—	—	—	—	—	$7,500

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

Audit Fees

Madsen & Associates, CPAs billed the Company $20,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2009 and $20,000 for the independent audit of the Company's annual financial statements for the year ended December 31, 2010.

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