Form 10-Q
period 2011-06-30
George Foreman Enterprises Inc
filed 2011-08-26
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 or

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

GEORGE FOREMAN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules a and regulations of the Securities and Exchange Commission.  It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$85,220	$170,996
Accounts receivable, less allowance for doubtful accounts of $1,100 at June 30, 2011 and December 31, 2010	7,142	20,641
Prepaid expenses and other current assets	52,236	25,000
Marketable securities, at amortized cost	88,106	94,333
Total assets	$232,704	$310,970

LIABILITIES AND DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$854,721	$825,121
Deferred royalties, current portion	-	176,396
Accrued interest payable	188,208	113,208
Convertible notes payable	1,000,000	1,000,000
Related party payables	162,871	136,063
Total current liabilities	2,205,800	2,250,788

Deficiency:
Series A Preferred Stock, $0.01 par value, 2 shares authorized, at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized; 5,158,197 shares issued and 5,088,759 shares outstanding at June 30, 2011 and December 31, 2010	51,583	51,583
Additional paid-in capital	188,745,120	188,745,120
Accumulated deficit	(190,678,266)	(190,648,785)
Treasury stock, 69,438 shares at cost	(91,533)	(91,533)
Total George Foreman Enterprises, Inc. and Subsidiaries Stockholders’ deficiency	(1,973,096)	(1,943,615)
Non-controlling interest	-	3,797
Total deficiency	(1,973,096)	(1,939,818)
Total liabilities and deficiency	$232,704	$310,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$103,730	$135,961	$212,134	$242,467

Costs and expenses,
Cost of goods sold	9,850	13,881	16,002	19,139
Selling, general and administrative	90,052	102,488	173,712	206,678
Total costs and expenses	99,902	116,369	189,714	225,817

Income from operations	3,828	19,592	22,420	16,650

Other income (expense),
Other than temporary impairment and realized gains on marketable securities	9,122	8,794	19,255	8,794
Interest income	22	21	47	31
Accretion of interest expense on amortization on discount of notes	-	-	-	(67,000)
Interest expense	(37,500)	(37,523)	(75,000)	(66,523)
Total other income (expense)	(28,356)	(28,708)	(55,698)	(124,698)

Net loss	(24,528)	(9,116)	(33,278)	(108,048)

Less: Net (earnings) loss attributable to non-controlling interest	2,166	15,709	3,797	(948)

Net earnings (loss) available to common stockholders	$(22,362)	$6,593	$(29,481)	$(108,996)

Net earnings (loss) per common share – basic	$0.00	$0.00	$(0.01)	$(0.04)

Net earnings (loss) per common share – diluted	$0.00	$0.00	$(0.01)	$(0.02)

Weighted average shares outstanding – basic	5,088,759	3,451,723	5,088,759	3,451,723

Weighted average shares outstanding – diluted	5,088,759	3,451,723	5,088,759	3,451,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GEORGE FOREMAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,278)	$(108,048)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of deferred royalties	(187,061)	(169,755)
Amortization of discounted notes	-	67,000
Other than temporary impairment and realized (gains) losses on marketable securities	(19,255)	(8,794)
Changes in operating assets and liabilities:
Accounts receivable	13,499	15,939
Prepaid expenses and other current assets	(27,236)	(26,465)
Accounts payable and accrued expenses	29,600	180,866
Accrued interest payable	75,000	53,500
Net cash provided by (used in) operating activities	(148,731)	4,243

CASH FLOWS FROM INVESTING ACTIVITIES,
Proceeds from the sale of marketable securities	36,147	12,525

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	32,432	43,551
Payment of related party payable	(5,624)	(17,447)
Net cash provided by financing activities	26,808	26,104

Net decrease in cash and cash equivalents	(85,776)	42,872
Cash and cash equivalents at beginning of period	170,996	99,059
Cash and cash equivalents at end of period	$85,220	$141,931

Supplemental disclosure of non-cash investing and financing activities,
Waiver of contingent liability	$-	$1,000,000
Forgiveness of debt from related party	$-	$68,621
Investment in common stock in exchange for deferred royalties	$10,665	$45,706

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$-	$13,023

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

3. GOING CONCERN

The Company is currently in default with its debt holders, has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date, and the remaining cash available at June 30, 2011 is $85,220. These factors create substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these policies during the three and six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

Level 1 - Observable inputs such as quoted market prices in active markets

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011:
		Fair Value Measurements at June 30, 2011 Using
	Total Carrying value as of June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable Securities	$88,106	$88,106	$—	$—

Total	$88,106	$88,106	$—	$—

Marketable securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.  As of December 31, 2009, management determined the investments were other-than-temporarily impaired and recorded the investments at amortized fair value.  In accordance with ASC ###-##-####, the investments should not be adjusted for subsequent recoveries in fair value.  The Company has other financial instruments, such as receivables, accounts payable and other liabilities which have been excluded from the tables above. Due to the short-term nature of these instruments, the carrying value of receivables, accounts payable and other liabilities approximate their fair values.  The Company did not have any other financial instruments with the scope of the fair value disclosure requirements as of June 30, 2011.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2011 and December 31, 2010 were $52,236 and $25,000, respectively.  Balances of $50,000 and $25,000 at June 30, 2011 and December 31, 2010, respectively represent prepaid insurance for the Directors and Officers Liability Policy.  The amounts are being expensed monthly over the life of the policy.

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

This nonmonetary exchange was originally accounted for under Emerging Issues Task Force 00-08, "Accounting by a Grantee for an Equity Investment to be Received in Conjunction with Providing Goods or Services" ("EITF 00-08").  Under EITF 00-08 the 450,000 shares of Ufood (formerly known as KnowFat) common stock was recorded at the estimated fair value of $513,000 at the date of vesting. On June 12, 2008, an additional 304,702 shares of Ufood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $588,075 on the vesting date.  On June 12, 2009, an additional 152,351 shares of Ufood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $30,470 on the vesting date.  On June 12, 2010, an additional 152,351 shares of Ufood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $45,706 on the vesting date.  On June 12, 2011, the final 76,175 shares of Ufood vested in accordance with the licensing agreement.  These shares were valued at their fair value of $10,665 on the vesting date.
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

9.  DEFERRED ROYALTY REVENUES

Deferred revenues include the unearned portion of licensing fees from Ufood (formerly known as KnowFat) amounting to $1,177,250, net of $1,177,250 recognized as revenue through June 30, 2011, recognized on a straight-line basis over the four-year term of the contract.

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

11. RELATED PARTY TRANSACTIONS

Included in related party payables at June 30, 2011 are advances received by InStride Ventures, LLC from its non-controlling interest owner of $6,787, unpaid management fees of $150,000, and unpaid amounts due to Directors of $4,833.  In accordance with the operating agreements, the advances received by InStride Ventures, LLC from its non-controlling interest owner are interest-free and have no specified repayment term.  The Company retains Jewelcor Management Inc. ("JMI") for the use of their Wilkes-Barre office and use of various administrative services of JMI for $4,167 per month.  Since July 2008, these fees have been accruing but have not been paid. The Company's principal executive offices are in space leased by JMI from Seymour Holtzman, who served as the Company's Co-Chairman of the Board and Chief Executive Officer until his resignation on November 8, 2010, and his wife, and made available to the Company (without separate charge) through the Company's consulting arrangement with JMI, which is controlled by Mr. Holtzman.

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

Convertible debt as of June 30, 2011 and December 31, 2010:

	June ,30 2011	Dec. 31, 2010
Notes payable	$1,000,000	$1,000,000

Discount on notes payable net of amortization	-	-
	1,000,000	1,000,000
Less: Current portion	(1,000,000)	(1,000,000)
	$-	$-

14. NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings (loss) of the Company.  Certain unexercised stock options and convertible debt warrants to purchase shares of the Company's common stock as of June 30, 2011, were excluded in the computation of diluted earnings (loss) per share because the options' and warrants’ exercise price was greater than the average market price of the Company's common stock and the effect would be antidilutive.  For the three and six months ended June 30, 2011 and 2010, there were 1,515,000 potential common shares outstanding, respectively.

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

The Company's employees are retained by the Company's wholly-owned subsidiary, George Foreman Management, Inc. ("Foreman Management").  As of June 30, 2011, Foreman Management had two part-time employees. These employees also perform services for other entities.

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

On April 20, 2007, Ventures entered into an agreement with InStride LLC ("InStride"), Olen Rice and Paul Koester to operate a newly formed limited liability company named InStride Ventures, LLC for the purpose of manufacturing, marketing and selling therapeutic footwear using the name and likeness of George Foreman.  Ventures owns 50.1% of the membership interest of InStride Ventures, In Stride owns 47.9% of the membership interest of InStride Ventures and Messrs. Rice and Koester each own 1% of the membership interest of InStride Ventures.  Additionally, in connection with this transaction, Ventures entered into a License Agreement with InStride Ventures granting InStride Ventures a license to use the name and likeness of George Foreman in connection with the business activities of InStride Ventures.  Also, in accordance with the terms of an Exclusive Trademark License Agreement, InStride granted InStride Ventures a license to use certain trademarks owned by InStride in connection with the business activities of InStride Ventures.  Instride Ventures also acquires its inventory from our business partner and then resells it.  During the six months ended June 30, 2011, InStride Ventures recognized $21,5544 of sales as a result of its agreements to supply therapeutic footwear using the name and likeness of George Foreman.

On June 12, 2007, Ventures granted KnowFat Franchise Company, Inc. ("KnowFat") a non-exclusive limited license to use the name and likeness of George Foreman in connection with the promotion of restaurants operated by KnowFat and its franchisees.  As consideration for use of the license, Ventures was granted 900,000 shares of common stock of KnowFat, half of which vested as of the closing date and half of which vests over the four year term of the license agreement.  In addition, Ventures has the potential to earn additional shares based on the number of franchises sold, as well as earning royalties based on KnowFat sales.  On December 18, 2007, KnowFat merged with and into a publicly traded company and now operates under the name Ufood Restaurant Group, Inc ("Ufood").  The number of KnowFat shares owned by Ventures was converted to 1,371,157 shares of Ufood as part of the transaction. These shares vested over the four year term of the license agreement, which expired on June 12, 2011.  Ventures recognized licensing fees and royalties of $190,590 for the six months ended June 30, 2011.

Ventures entered into an Agreement with Foreman and NationsHealth on May 28, 2010 pursuant to which Foreman was appointed as NationsHealth’s exclusive spokesman for core diabetic supplies and Foreman granted NationsHealth an exclusive worldwide license to use the Foreman name, likeness, image and signature in connection with advertising to promote the core diabetic supplies.  Ventures has not recognized any licensing fees or royalty income for the six months ended June 30, 2011.

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

Financial Position

At June 30, 2011, the Company had $85,220 in cash and cash equivalents compared to $170,996 at December 31, 2010.  The Company expects that its primary use of cash over the short-term will be for the payment of expenses to develop sales of the therapeutic footwear of InStride Ventures LLC, possible test marketing of the LifeShake, costs associated with the operation as a public company (legal, accounting, consulting, insurance, etc.) and the repayment of its interest and debt under the Notes.

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

Results of Operations

REVENUE   Revenue for the three and six months ended June 30, 2011 was $103,730 and $212,134, respectively compared to $135,961 and $242,467 for the three and six months ended June 30, 2010, respectively.  During the three and six months ended June 30, 2011, sales of therapeutic footwear by Instride Ventures were $12,974 and $21,544, respectively, and licensing fees earned from UFood were $90,756 and $190,590, respectively. During the three and six months ended June 30, 2010, sales of therapeutic footwear by Instride Ventures were $21,970 and $40,010, respectively, and licensing fees earned from UFood were $88,991 and $177,457, respectively.  Revenue for the three and six months ended June 30, 2010 also included lead income of $25,000 from NationsHealth as part of their contractual obligation in connection with the agreement signed on May 28, 2010.

COST OF GOODS SOLD For the three and six months ended June 30, 2011 cost of goods sold were $9,850 and $16,002, respectively related to purchases of the footwear sold through InStride Ventures' supply agreements.  For the three and six months ended June 30, 2010 cost of goods sold were $13,881 and $19,139, respectively related to purchases of the footwear sold through InStride Ventures' supply agreements.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES   During the three and six months ended June 30, 2011, selling general and administrative expenses primarily consisted of marketing expenses and payroll and related expenses for accounting and legal personnel, professional and consulting fees, and Directors and Officers insurance, as well as other general corporate expenses.  Selling general and administrative expenses were $90,052 and $173,712, respectively for the three and six months ended June 30, 2011 and $102,488 and $206,678 for the three and six months ended June 30, 2010, respectively.  The Company's selling general and administrative expenses decreased by approximately $12,000 for the three months ended June 30, 2011 compared to the prior year as a result a decrease in payroll and related expenses due to the agreement the Company and Ventures entered into with George Foreman and GFPI on May 28, 2010, which restructured the contractual rights and obligations of the parties.    The Company's selling general and administrative expenses decreased by approximately $33,000 for the six months ended June 30, 2011 compared to the prior year as a result a decrease in payroll and related expenses due to the agreement the Company and Ventures entered into with George Foreman and GFPI on May 28, 2010, as well as a decrease in Director’s fees as Mr. Choper resigned in 2010.

              OTHER INCOME(EXPENSE)   Other expense for the three and six months ended June 30, 2011 was $28,356 and $55,698, respectively compared to $28,708 and $124,698 for the three and six months ended June 30, 2010, respectively.  Ventures recognized $9,122 and $19,255 in gains on the sale of Ufood shares during the three and six months ended June 30, 2011, respectively as it sold shares to raise cash for working capital.  Interest expense was $37,500 and $75,000 for the three and six months ended June 30, 2011, respectively compared to $37,523 and $66,523 for the three and six months ended June 30, 2010, respectively as the Company began accruing interest at the default interest rate of 15% Promissory Notes during March 2010. The non-default interest rate on the Notes is 8%. Interest expense on amortization on discount of the notes was $67,000 for the six months ended June 30, 2010 and the discount was fully amortized when the notes matured in March 2010.

Liquidity and Capital Resources

The Company has a history of net losses and negative cash flows from operations, mainly due to its inability to generate significant revenues to date.  These factors create an uncertainty about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $148,731 for the six months ended June 30, 2011.  This was the result of the net loss of $33,278, the amortization of deferred Ufood royalties of $187,061, an increase in prepaid expenses and other current assets of $27,236, and gains recognized from the sale of Ufood shares of $19,255, offset by an increase in accounts payable and accrued expenses of $29,600, a decrease in accounts receivable of $13,499, and an increase in interest payable of $75,000.  Net cash provided by operating activities was $4,243 for the six months ended June 30, 2010.  This was the result of amortization on discount of the notes of $67,000, an increase in accounts payable and accrued expenses of $180,866, a decrease in accounts receivable of $15,939, and an increase in interest payable of $53,500, offset by the net loss of $108,048, licensing fees recognized from Ufood of $169,755, gains on Ufood shares of $8,794, and an increase in prepaid expenses and other current assets of $26,465.

Net cash provided by investing activities was $36,147 and $12,525 for the six months ended June 30, 2011 and 2010, respectively. Ventures has sold some of its Ufood shares in order to raise cash for working capital.

Net cash provided by financing activities was $26,808 and $26,104 for the six months ended June 30, 2011 and 2010, respectively. The Company purchases its therapeutic footwear from InStride Shoes, one of our joint venture partners in InStride Ventures LLC.

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

At June 30, 2011, the Company had $85,220 in cash and cash equivalents compared to $170,996 at December 31, 2010.  There is an uncertainty about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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