Form 10-Q/A
period 2011-06-30
George Foreman Enterprises Inc
filed 2011-10-28
CIK 1079786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q /A

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

Large accelerated filer	☐	Accelerated filer	☐
Non Accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 23, 2011, 5,088,759 shares of the registrant's common stock, par value $0.01, were outstanding.

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to George Foreman Enterprises, Inc.'s Quaterly Report of Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 26, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the oringinal Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Ownership and Merger (4)
3.3
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Preferred Stock (4)

4.1	Form of Common Stock Certificate (1)
4.2	Form of Series A Preferred Stock Certificate
10.1	The Company's Amended Stock Option Plan (1)
10.2	Stock appreciation rights agreement, dated as of December 19, 2002, between the Company and Seymour Holtzman (2)
10.3	Code of ethics (3)
10.4	Consulting agreement, dated as of June 10, 2004, between the Company and Jewelcor Management, Inc (3)
10.5	Assignment Agreement, dated as of August 15, 2005, by and among George Foreman and George Foreman Productions, Inc., on one hand, and George Foreman Ventures LLC, on the other hand (4)
10.6	Services Agreement dated as of August 15, 2005, by and between George Foreman Productions f/s/o George Foreman and George Foreman Ventures LLC (4)
10.7	Registration Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc., on one hand, and George Foreman and George Foreman Productions, on the other hand (4)
10.8
Investor Rights Agreement, dated as of August 15, 2005, by and among MM Companies, Inc. and George Foreman Ventures LLC, on one hand, and George Foreman and George Foreman Productions, on the other hand (4)

10.9	Amended and Restated Limited Liability Company Agreement of George Foreman Ventures LLC, dated August 15, 2005 (4)
10.10	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman, Jr (4)
10.11	Employment Agreement dated as of August 15, 2005, by and between George Foreman Ventures LLC and George Foreman III (4)
31.1 *	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the Company's registration statement on Form S-1, as amended and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company's Form 8-K filed on August 15, 2005 and incorporated herein by reference

*	Previously filed or furnished as an exhibit to George Foreman Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Chuck Gartenhaus
Chuck Gartenhaus
Chief Executive Officer
October 28, 2011

GEORGE FOREMAN ENTERPRISES, INC.
By	/s/ Jeremy Anderson
Jeremy Anderson
Chief Financial Officer
October 28, 2011